Form 10-K
period 2020-06-30
TRIO-TECH INTERNATIONAL
filed 2020-09-23
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Registrant's Telephone Number: (65)6265 3300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol	On which registered
Common Stock, no par value	TRT	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. ☐Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☑  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $3.99 for shares of the registrant’s Common Stock on December 31, 2019, the last business day of the registrants most recently completed second fiscal quarter as reported by the NYSE American, was approximately $7,135,000. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 1, 2020 was 3,673,055.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL

TRIO-TECH INTERNATIONAL

PART I

ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Cautionary Statement Regarding Forward-Looking Statements

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company’s products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; on-going public health issues related to the COVID-19 pandemic; credit risks in the Chinese real estate industry; changes in macroeconomic conditions and credit market conditions; and other economic, financial and regulatory factors beyond the Company’s control. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

Unless otherwise required by law, the Company undertakes no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

General

Trio-Tech International was incorporated in 1958 under the laws of the State of California. As used herein, the term "Trio-Tech" or "Company” or “we” or “us” or “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates. The mailing address and executive offices are located at Block 1008 Toa Payoh North, Unit 03-09 Singapore 318996, Singapore, and the telephone number is (65) 6265-3300.

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

During the fiscal year ended June 30, 2020, the Company operated its business in four segments: manufacturing, testing services, distribution and real estate. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China. It operates six testing service facilities; one in the U.S. and five in Asia. It operates two manufacturing facilities: one in the U.S. and the other in Asia. Its real estate segment operates in Asia and its distribution segment operates primarily in Asia. Its major customers are concentrated in Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment. For information relating to revenues, profit and loss and total assets for each of the segments, see Note 18 - Business Segments contained in the consolidated financial statements included in this Form 10-K.

Company History – Certain Highlights for the Five Fiscal Years Ended June 30, 2020

2016 2017

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

2019 2020
Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (July 2019)
Trio-Tech (Tianjin) Co. Ltd. recertified to OHSAS 18001:2007 standards. (July 2019)

Trio-Tech International certified to ISO 9001:2005 standards (March 2020)

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing-assembly) manufacturing and distribution. Revenue from the semiconductor industry accounted for 99.8% of our total revenue for fiscal years 2020 and 2019. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company continues to put effort into expanding its line of businesses. The Real Estate segment contributed only 0.2% to the total revenue for fiscal 2020 and 2019 and has been an insignificant business operation since the property market in China has slowed down due to control measures in China. We are continuing the process of winding down our oil & gas equipment fabrication operations, which discontinued its operations in December 2012.

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

Burn-in Equipment and Boards

We manufacture burn-in systems, burn-in boards and burn-in board test systems. Burn-in equipment is used to subject semiconductor devices to elevate temperatures while testing them electrically to identify early product failures and to assure long-term reliability. Burn-in boards are used to mount devices during high temperature environmental stressing tests.

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

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the U.S., Europe, Taiwan, and Japan. The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and other semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, LCD display panels and touch-screen panels. Furthermore, our range of products are mainly targeted for industrial products, the life cycle of which can last from 3 years to 7 years, rather than consumer products which have a shorter life cycle.

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

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the U.S. Research and development expenses were $355 and $345 in fiscal years 2020 and 2019, respectively.

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

Dependence on Limited Number of Customers

In fiscal years 2020 and 2019, combined sales of equipment and services to our three largest customers accounted for approximately 60.3% and 58.3%, respectively, of our total net revenue. Of those sales, $13,229 (38.4%) and $16,421 (41.9%) of our total net revenue were from one major customer. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in fiscal years 2020 and 2019 were to customers outside of the U.S.

Backlog

The following table sets forth the Company's backlog at the dates indicated:	For the Year Ended June 30,
	2020	2019
Manufacturing backlog	$5,010	$4,210
Testing services backlog	2,915	4,292
Distribution backlog	1,409	1,494
Real estate backlog*	6	153
	$9,340	$10,149

*Real estate backlog is based on the rental income from a non-cancellable lease.

Based on our past experience, we do not anticipate any significant cancellations or re-negotiation of sales. The purchase orders for the manufacturing, testing services and distribution businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules. For testing services, the backlog is based on estimates provided by our customers and is not based on a customer’s purchase order, as it is a practice that the purchase orders are provided only during the process of delivery.

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

There are numerous testing laboratories in the areas where we operate that perform a range of testing services similar to those, we offer. However, due to severe competition in the Asia testing and burn-in services industry there has been a reduction in the total number of competitors. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings. Although these laboratories and new competitors may challenge us at any time, we believe that other factors, including reputation, long service history and strong customer relationships, are instrumental in determining our position in the market.

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

Patents

In fiscal years 2020 and 2019, we did not register any patents within the U.S.

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

Employees

As of June 30, 2020, we had approximately 535 full time employees and no part time employees. Geographically, approximately 8 full time employees were located in the U.S. and approximately 527 full time employees in Asia. None of our employees are represented by a labor union.

There were approximately 60 employees in the manufacturing segment, 440 employees in the testing services segment, 4 employees in the distribution segment, 3 employees in the real estate segment and 28 employees in general administration, logistics and others.

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

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

Location	Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate, Testing Services / Manufacturing	5,200	(L) Mar 2023
1004, Toa Payoh North, Singapore Unit No. HEX 07-01/07	Testing Services	6,864	(L) Sep 2025
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,532	(L) Sep 2025
Unit No. HEX 03-01/02/03	Testing Services / Manufacturing	2,959	(L) Sep 2025
Unit No. HEX 01-08/15	Testing Services / Manufacturing / Logistics Store	6,864	(L) Jan 2023
Unit No. HEX 01-08/15, (ancillary site)	Testing Services / Manufacturing	449	(L) Jan 2023
Unit No. HEX 07-10/11	Testing Services / Manufacturing	1,953	(L) Dec 2021
1008, Toa Payoh North, Singapore Unit No. HEX 03-09/17	Manufacturing	6,099	(L) Jan 2023
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan 2023
Unit No. HEX 01-09/10/11	Manufacturing	2,202	(L) Nov 2023
Unit No. HEX 01-15/16	Manufacturing	1,400	(L) Sep 2023
Unit No. HEX 01-08	Manufacturing	603	(L) Sep 2023
Unit No. HEX 01-12/14	Manufacturing	1,664	(L) Jul 2022
Lot No. 11A, Jalan SS8/2, Sungai Way Free Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan, Malaysia	Testing Services	78,706	(O)
4809-3-35,CBD Perdana 2 Persiaran Flora Cyber 12 63000 Cyberjaya	Manufacturing	2000	(L) May 2022
327, Chalongkrung Road, Lamplathew, Lat Krabang, Bangkok 10520, Thailand	Testing Services	34,433	(O)
No. 5, Xing Han Street, Block A #04-15/16, Suzhou Industrial Park China 215021	Testing Services	6,200	(L) Jan 2021
27-05, Huang Jin Fu Pan. No. 26 Huang Jin Qiao Street Hechuan District Chongqing China 401520	Real Estate	969	(L) Aug 2021
B7-2, Xiqing Economic Development Area International Industrial Park Tianjin City, China 300385	Testing Services	45,940	(L) April 2021

ITEM 3 – LEGAL PROCEEDINGS

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on our financial statements.

There are no material proceedings to which any director, officer or affiliate of the Company, any beneficial owner of more than five percent of the Company’s Common Stock, or any associate of such person, is a party that is adverse to the Company or its properties.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE American exchange under the symbol “TRT.”

As of September 1, 2020, there were 3,673,055 shares of our Common Stock issued and outstanding, and the Company had approximately 57 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends in either fiscal year 2020 or fiscal year 2019.

The determination as to whether to pay any future cash dividends will depend upon our earnings and financial position at that time and other factors as the Board of Directors may deem appropriate. In general, California law prohibits the payment of dividends unless the corporation’s retained earnings prior to the dividend equals or exceeds the dividend or, immediately after payment of the dividends, the corporation’s assets would equal or exceed its total liabilities. There is no assurance that dividends will be paid to holders of Common Stock in the foreseeable future.

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

During fiscal years 2020 and 2019, Trio-Tech International operated in four segments: manufacturing, testing services, distribution, and real estate. In fiscal year 2020, revenue from the manufacturing, testing services, distribution and real estate segments represented 33.7%, 43.0%, 23.1% and 0.2% of our revenue, respectively, as compared to 38.0%, 42.8%, 19.0% and 0.2%, respectively, in fiscal year 2019.

Semi-conductor testing and manufacturing (assembly) of test equipment is our core business. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Asia. At or from our facilities in the U.S. and Asia, we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors and distribute semiconductor processing and testing equipment manufactured by other vendors.

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

No other investment income was recorded as “revenue” by the real estate segment in either of fiscal years 2020 or 2019.

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

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in MaoYe during fiscal year 2008, RMB 3,600 in rental properties from JiangHuai Property Development Co. Ltd. (“JiangHuai”) during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. During fiscal year 2019, TTCQ completed the sale of thirteen of the fifteen units constituting the MaoYe property, which contributed a capital gain of $685. The total investment in properties in China was RMB 9,649, in fiscal year 2020 and 2019, approximately $1,363 and $1,405 respectively. The carrying value of these investment properties in China was RMB 4,884 and RMB 5,367, or approximately $690 and $782, in fiscal years 2020 and 2019, respectively. These properties generated a total rental income of $62 and $98 for fiscal years 2020 and 2019, respectively. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-K.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ was in the legal process of obtaining the title deed until the developer encountered cash flow difficulties in recent years. Since then, JinagHuai company is under liquidation and is now undergoing asset distribution. The JiangHuai property did not generate any income during fiscal 2020 or 2019.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining a license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a) Long term loan receivable RMB 5,000, or approximately $814, as disclosed in Note 5, plus the interest receivable on the long-term loan receivable of RMB 1,250;
b) Commercial units measuring 668 square meters, as mentioned above; and
c) RMB 5,900 as part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

These considerations do not include the remaining outstanding amount of RMB 2,000, or approximately $326, which will be paid to TTCQ in cash.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussions with the developer, the completion date is estimated to be December 31, 2022. The delay was primarily due to the time needed by the developers to work with various parties to inject sufficient funds into this project, especially during the COVID-19 pandemic. Based on the available information, management believes that the developer is capable of working with new investors to complete certain phases of this project.

Fiscal Year 2020 Highlights (in Thousands)

●
Total revenue decreased by $4,733, or 12.1%, to $34,465 in fiscal year 2020 compared to $39,198 in fiscal year 2019.
●
Manufacturing segment revenue decreased by $3,284, or 22.1%, to $11,605 in fiscal year 2020 compared to $14,889 in fiscal year 2019.
●
Testing services segment revenue was $14,840 in fiscal year 2020, a decrease of $1,920, or 11.5%, compared to $16,760 in fiscal year 2019.
●
Distribution segment revenue was $7,958 in fiscal year 2020, an increase of $507, or 6.8%, compared to $7,451 in fiscal year 2019.
●
Real estate segment revenue decreased by $36 to $62 in fiscal year 2020 compared to $98 in fiscal year 2019.
●
Overall gross profit margin decreased by 1.9% to 21.1% in fiscal year 2020 compared to 23.0% in fiscal year 2019.
●
General and administrative expenses decreased by $73, or 1.0%, to $6,976 in fiscal year 2020 compared to $7,049 in fiscal year 2019.
●
Selling expenses decreased by $147, or 17.8%, to $679 for fiscal year 2020 compared to $826 in fiscal year 2019.
●
An impairment loss on the long-lived assets amounted to $139 for fiscal year 2020 compared to $Nil in the fiscal year 2019.
●
Gain on disposal of property, plant and equipment was $24 for fiscal year 2020 compared to $13 in fiscal year 2019.
●
Loss from operations was $859 in fiscal year 2020, a decrease of $1,653 as compared to income from operations of $794 in fiscal year 2019.
●
The net other income increased by $863 to $1,112 in fiscal year 2020 compared to $249 in fiscal year 2019.
●
Gain on sale of properties was $1,172 in fiscal year 2020, an increase of $487, compared to $685 in fiscal year 2019.
●
Income from continuing operations before income taxes was $1,195 in fiscal year 2020, a decrease of $214, as compared to $1,409 in fiscal year 2019.
●
Net income attributable to Trio-Tech International for fiscal year 2020 was $966 compared to $1,545 in fiscal year 2019.
●
Net income attributable to non-controlling interest for fiscal year 2020 was $238 compared to net loss of $97 in fiscal year 2019.
●
Working capital increased by $1,350, or 11.6%, to $12,957 as of June 30, 2020 compared to $11,607 as of June 30, 2019.

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2020. However, these highlights are not intended to be a full discussion of our results for the year. These highlights should be read in conjunction with the discussion on these items in Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2020, total assets decreased by $867 from $36,527 in fiscal year 2019 to $35,660 in fiscal year 2020. The decrease was primarily due to a decrease in cash and cash equivalent, trade account receivables, inventories, assets held for sale, investment properties, property, plant and equipment, restricted term deposits, deferred tax assets and other assets. The decrease was partially offset by the increase in short term deposits, other receivables, prepaid expenses and other current assets, short-term advances and right-of-use assets.

Cash and cash equivalents at June 30, 2020 were $4,150, a decrease of $713, or 14.7%, compared to $4,863 at June 30, 2019, primarily due to the placement of term deposits in the Singapore and Malaysia operations.

Trade account receivables at June 30, 2020 was $5,951, representing a decrease of $1,162, or 16.3%, compared to $7,113 at June 30, 2019. The decrease was attributable to a decrease in sales in the Singapore, Malaysia and China operations. The number of days’ sales outstanding in account receivables was 68 days and 69 days for the fiscal years ended June 30, 2020 and 2019, respectively.

As at June 30, 2020, other receivables were $998, an increase of $181, or 22.2%, compared to $817 at June 30, 2019. The increase was primarily due to an increase in advance payment to vendors and government grant receivables in the Singapore operations.

Inventories at June 30, 2020 were $1,922, a decrease of $505, or 20.8%, compared to $2,427 at June 30, 2019. The decrease in inventories was mainly due to the decrease in customers’ orders amid of the global COVID-19 pandemic. The number of days’ inventory held was 88 days at the end of fiscal 2020, compared to 85 days at the end of fiscal year 2019.

As of June 30, 2020, the China operation had a short-term advance of $141, compared to Nil at June 30, 2019.

Assets held for sale as at June 30, 2020 were $Nil, compared to $89 at June 30, 2019. Management entered into a Sales and Purchase Agreement with a potential buyer during fiscal year 2019 and the sale was completed in fiscal year 2020.

Investment properties in China as of June 30, 2020 were $690, a decrease of $92 from $782 at June 30, 2019. The decrease was attributable to the depreciation charged for the year.

Property, plant and equipment at June 30, 2020 were $10,310, a decrease of $1,849 compared to $12,159 at June 30, 2019. This was mainly due to depreciation charged for the period and the foreign currency exchange movement between fiscal year 2020 and 2019, coupled with an impairment loss of $139 recognized in the China operation in fiscal 2020. The decrease was partially offset by the new acquisition of plant and equipment in the Malaysia operation.

Other assets at June 30, 2020 were $1,609, a decrease of $141, or 8.1%, compared to $1,750 at June 30, 2019. The decrease in other assets was primarily due to the reclassification of down payments made for the purchase of equipment to property, plant and equipment in the Malaysia operation from other assets to property, plant and equipment.

Restricted term deposits at June 30, 2020 were $1,660, compared to $1,706 at June 30, 2019. The decrease was mainly due to the currency translation difference between functional currency and U.S. dollars from June 30, 2019 to June 30, 2020.

Total liabilities at June 30, 2020 were $10,514, a decrease of $1,152, or 9.9%, compared to $11,666 at June 30, 2019. The decrease in liabilities was primarily due to the decrease in lines of credit, accounts payable, accrued expenses, income taxes payable, bank loan payable and finance leases, but partially offset by the increase in in liabilities from the drawdown of loan amounting to $121 under the United States Paycheck Protection Program (“PPP”) and in our operating leases.

Account payables as of June 30, 2020 decreased by $682 to $2,590 from $3,272 as of June 30, 2019. The decrease was mainly due to the decrease in purchases, which was in line with the softer demand from the customers amid the COVID-19 pandemic.

Accrued expenses as at June 30, 2020 decreased by $481 to $3,005 from $3,486 as at June 30, 2019. The decrease was mainly due to a decrease in accrued payroll liability and customer deposits in the Singapore and China operations.

Income Tax Payable as at June 30, 2020 decreased by $82 to $774 from $856 as at June 30, 2019. The decrease was mainly due to the repayment made for the Repatriation Tax that arose from the introduction of the Tax Cuts & Jobs Act 2017 in fiscal year 2020.

As of June 30, 2020, the Company received $121 from the Paycheck Protection Program (PPP), which was created by the United States Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Operating lease right of use assets and the corresponding leased liability were $944 and $944, respectively, as of June 30, 2020, after taking into effect the new accounting standard, ASC 842 Leases.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus (“COVID-19”), was reported to have surfaced in China, resulting in shutdowns of manufacturing and commerce in the months that followed. Since then, the COVID-19 pandemic has spread to multiple countries worldwide and has resulted in authorities implementing numerous measures to try to contain the disease and slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have created significant uncertainty and economic disruption, both short-term and potentially long-term.

The health and safety of our employees and our customers are a top priority for us. In an effort to protect our employees, we took and continue to take proactive and aggressive actions, starting with the earliest signs of the outbreak, to adopt social distancing policies at our locations, including working from home and suspending employee travel. Our operations have been classified as part of the global supply chain and essential businesses in many jurisdictions, and employees who are working onsite are required to adhere to strict safety measures, including the use of masks and sanitizer, wellness screenings prior to accessing work sites, staggered break times to prevent congregation, prohibitions on physical contact with co-workers or customers, restrictions on access through only a single point of entry and exit, and utilizing video conferencing. We have also incorporated other rules such as restricting visitors to any of our facilities that remain open and proactively providing employees with hand sanitizer.

The COVID-19 pandemic situation primarily contributed to a decline in our customers’ volume of testing services in our Malaysia and China operations. It resulted in a decrease in our testing revenue in fiscal 2020. In certain cases, we accommodated customers who requested to delay the supply of their orders as a result of the travel restriction amid the pandemic, which resulted in a decrease of our manufacturing revenue in the Singapore operation in fiscal 2020.

The Company received the government assistance amounted to $718 in the Singapore, Malaysia and China operations to mitigate the adverse impact on the business from the pandemic.  The Company believes that, as with other business entities in Singapore, Malaysia and China, it will receive additional government assistance for a period to ease the financial impact caused by the pandemic.

Management is continuously examining our plans and reacting to the economic forces impacts on businesses generally. As we reported in our Form 10-Q in the third quarter of fiscal year 2020, in order to mitigate the negative impacts of the pandemic on our business, operating results and financial condition, we have reviewed the business plan and made certain adjustments in order to accommodate expectations that revenues will be impacted in the forthcoming fiscal year. These adjustments include the reduction of new hiring as well as the elimination of redundant positions. In addition, we have carefully scrutinized our capital spending and potential business opportunities. These measures are reviewed by Management regularly and, to date, remain in place.

As of June 30, 2020, the Company had cash and cash equivalents and short-term deposits totaling $10,847 and an unused line of credit of $5,343. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

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

Critical Accounting Estimates & Policies

The discussion and analysis of the Company’s financial condition presented in this section are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. During the preparation of the consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. These estimates and assumptions may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions or conditions.

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

Account Receivables and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. We generally do not require collateral from customers. We maintain our cash accounts at credit-worthy financial institutions.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2020.

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

Property, Plant and Equipment & Investment Properties

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application (i.e. July 1, 2018). Results for reporting periods after July 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605.

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

Revenue derived from testing services is recognized when testing services are rendered. Revenue generated from sale of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured. Certain customers can request for installation and training services to be performed for certain products sold in the manufacturing segment. These services are mainly for helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well, and these do not significantly modify the product. The Company recognizes the revenue at the point in time when the Company has satisfied its performance obligation.

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

During the third quarter of 2020, our operation in China provided impairment loss of $139 for seven pieces of equipment because one of our customer’s products came to the end of its product burn-in cycle earlier than expected. The cost of converting the seven pieces of equipment out-weighed the benefit of utilizing said equipment. Operations did not foresee any future usage of these assets. There will be no future economic cash inflow generated from these assets. Based on these events, we concluded that it was more likely than not that value-in-use of these assets was less than their carrying value. Full impairment of these assets had been recorded.

While we have not identified any changes in circumstances requiring further impairment test in fiscal year 2020, we will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we may incur additional impairment charges. There was no impairment in fiscal year 2019.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full allowance was provided as of June 30, 2020 and 2019.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. This amendments are effective for the Company for fiscal years beginning after December 15, 2023, including interim period within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently evaluating the impacts of the provisions of ASU 2020-06 on its consolidated financial statements and related disclosures.

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

The amendments in ASU 2019-12 ASC Topic 740: Income Taxes: Simplifying Accounting for Income Taxes remove specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). The amendments eliminate the need for an organization to analyze whether the specific exceptions apply in a given period, improve financial statement preparers’ application of income tax-related guidance and simplify GAAP. The amendments are effective for all entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-18 ASC Topic 808: Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The amendments allow organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard are to be presented separately from revenue accounted for under the revenue recognition standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s financial statements.

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

The amendments in ASU 2017-04 ASC Topic 350 — Intangibles - Goodwill and Other simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s presentation of consolidated financial position or results of operations.

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

Other new pronouncements issued but not yet effective until after June 30, 2020 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for the fiscal years ended June 30, 2020 and 2019:

	For the Year Ended June 30,
	2020	2019
Revenue	100.0%	100.0%
Cost of sales	78.9	77.0
Gross Margin	21.1%	23.0%
Operating expenses:
General and administrative	20.2%	18.0%
Selling	2.0	2.1
Research and development	1.0	0.9
Impairment loss on long-lived assets	0.4	-
Total operating expenses	23.6%	21.0%
(Loss)/Income from Operations	(2.5)%	2.0%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution and real estate segments. The following table presents the components of the overall revenue realized in fiscal years 2020 and 2019 in percentage format.

	For the Year Ended June 30,
	2020	2019
Manufacturing	33.7%	38.0%
Testing	43.0	42.8
Distribution	23.1	19.0
Real estate	0.2	0.2
Total	100.0%	100.0%

Revenue in fiscal year 2020 was $34,465, a decrease of $4,733, or 12.1%, compared to $39,198 in fiscal year 2019. The decrease in revenue was due to a decrease in sales across all segments amid the COVID-19 pandemic except the distribution segment.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal year 2020 accounted for 33.7%, a decrease of 4.3%, as compared to 38.0% in fiscal year 2019. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal year 2020 was $11,605, reflecting a decrease of $3,284, or 22.1%, compared to $14,889 in fiscal year 2019. The decrease in revenue generated by the manufacturing segment was due to a decrease in the manufacturing segment in the Singapore operation as a result of softer demand for capital expenditure by our customers amid the global pandemic. The decreases were partially offset by an increase in the manufacturing segment in the U.S. operation.

Backlog in the manufacturing segment was $5,010 as of June 30, 2020, representing an increase of $800 from $4,210 as of June 30, 2019. We expect the demand for our products to increase at a slower pace in fiscal year 2021 as compared to fiscal year 2020, depending on the recovery speed of the global market for testing equipment and systems from the pandemic.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal year 2020 accounted for 43.0% of total sales compared to 42.8% in fiscal year 2019. In terms of dollar amounts, the revenue generated by the testing services segment for fiscal year 2020 was $14,840, reflecting a decrease of $1,920, compared to $16,760 for fiscal year 2019. The decrease in revenue generated by the testing segment was primarily attributable to a decrease in revenue in the Malaysia and China operations. The decrease was attributable to a decrease in the volume of testing services requested by our customers in these operations amid of the global pandemic. These decreases were partially offset by the increase in revenue as a result of higher volume in the Singapore and Thailand operations during fiscal year 2020. Demand for testing services varies from country to country, depending on changes taking place in the market and our customers’ forecasts. Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment as of June 30, 2020 was $2,915, a decrease of $1,377 as compared to $4,292 at June 30, 2019. The decrease in backlog was mainly from the Malaysia and China operations. The backlog depends on the estimates volume provided by customers, which are in turn dependent upon the customers’ inventory levels and demand.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2020 accounted for 23.1% of total sales, an increase of 4.1% compared to 19.0% in fiscal year 2019. In terms of dollar amounts, revenue for fiscal year 2020 was $7,958, an increase of $507, or 6.8%, compared to $7,451 for fiscal year 2019. The increase in revenue in our distribution segment was due to the increase in orders for certain products from customers in our Singapore and China operations.

Backlog in the distribution segment as of June 30, 2020 was $1,409, reflecting a decrease of $85 compared to the backlog of $1,494 at June 30, 2019. The decrease in backlog was mainly due to a decrease in demands from customers as a result of the slowing economic environment. We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders and queries for products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment was 0.2% of total sales in fiscal year 2020 and 2019. In terms of dollar value, revenue generated by the real estate segment for fiscal years 2020 was $62, a decrease of $36, or 36.7%, compared to $98 for fiscal year 2019. Our real estate segment saw a decrease in rental income due to the sale of a majority of the MaoYe properties in fiscal year 2019, coupled with the tenant’s withdrawal from the tenancy agreement amid of the adverse impact of the pandemic.

Backlog in the real estate segment as of June 30, 2020 was $6, a decrease of $147 as compared to $153 at June 30, 2019.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 21.1% in fiscal year 2020, a decrease of 1.9% compared to 23.0% in fiscal year 2019. The decrease in gross margin as a percentage of revenue was mainly attributable to the testing segments. In terms of dollar value, the overall gross profit for fiscal year 2020 was $7,266, a decrease of $1,735, or 19.3%, compared to $9,001 for fiscal year 2019. The decrease in the dollar value of the overall gross margin was mainly due to a decrease of sales in the manufacturing and testing segments, which was partially offset by an increase in sales in the distribution segment.

The gross margin as a percentage of revenue in the manufacturing segment was 23.1% in fiscal year 2020, comparable with 23.5% in fiscal year 2019. In terms of dollar amounts, the gross profit for the manufacturing segment in fiscal year 2020 was $2,678, a decrease of $818, or 23.4%, compared to $3,496 in fiscal year 2019. The decrease in the absolute dollar amount of gross margin was mainly due to a decrease in revenue in our Singapore operations amid the pandemic.

The gross margin as a percentage of revenue in the testing services segment was 23.5% in fiscal year 2020, a decrease of 3.7% compared to 27.2% in fiscal year 2019. In terms of dollar amounts, gross profit in the testing services segment in fiscal year 2020 was $3,487, a decrease of $1,071, or 23.5%, compared to $4,558 in fiscal year 2019. The decrease in gross profit margin was primarily due to the decrease in revenue brought about by a decrease in orders in the China and Malaysia operations. A significant portion of our cost of goods sold is fixed in the testing segment. Thus, as the demand for services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. The negative impact on gross profit margin was partially offset by the continuous effort of cost savings in the China and Malaysia operations.

The gross margin as a percentage of revenue in the distribution segment was 14.0% in fiscal year 2020, an increase of 1.3% compared to 12.7% in fiscal year 2019. The increase in gross margin percentage was due to an increase in sales and a change in the product mix. The distribution segment had more sales of products with a higher profit margin compared to the same period of last fiscal year. In terms of dollar amounts, gross profit in the distribution segment was $1,111, an increase of $165, or 17.4%, compared to $946 in fiscal year 2019. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changed frequently as a result of the changes in market demand.

The gross margin as a percentage of revenue in the real estate segment was a negative of 16.1% in fiscal year 2020, a deterioration of 17.1% compared to a gross margin of 1.0% in fiscal year 2019. In absolute dollar amount, gross margin in the real estate segment was a loss of $10 in fiscal year 2020, a decrease of $11 as compared to a gross margin of $1 in fiscal year 2019. The increase in gross loss was due to lower rental income caused by the sales of properties in fiscal year 2019, coupled with the adverse impact of the pandemic to our tenants.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2020 and 2019 were as follows:

	For the Year Ended June 30,
	2020	2019
General and administrative	$6,976	$7,049
Selling	679	826
Research and development	355	345
Impairment loss on long-lived assets	139	-
Gain on disposal of property, plant and equipment	(24)	(13)
Total	$8,125	$8,207

General and administrative expenses decreased by $73, or 1.0%, from $7,049 in fiscal year 2019 to $6,976 in fiscal year 2020. The decrease was mainly attributable to a decrease in payroll-related expenses in the China operation, and a decrease in medical expenses in the Singapore operation. These decreases were partially offset by an increase in payroll expenses in the Singapore operations.

Selling expenses decreased by $147, or 17.8%, to $679 in fiscal year 2020, compared to $826 in fiscal year 2019. The decrease in selling expenses was primarily attributable to a decrease in commission expenses in the manufacturing segment of the Singapore operations as a result of fewer commissionable sales, coupled with lower traveling expenses due to the worldwide travel restrictions imposed to contain the spread of the pandemic.

There was an impairment loss on long-lived assets in the China operation as a result of the end of the product life for certain products. A detailed assessment was carried out by Management, and this assessment indicated that these assets would not generate future economic benefits to the Company.

During fiscal year 2020, there was a gain in disposal of property, plant and equipment of $24, as compared to a gain on disposal of $13 in fiscal year 2019.

(Loss) / Income from Operations

Loss from operations was $859 in fiscal year 2020, a deterioration of $1,653, as compared to an income from operations of $794 in fiscal year 2019. The decrease was mainly due to a decrease in revenue, resulting in a decrease in the gross margin, which was partially offset by the decrease in operating expenses, as discussed earlier.

Interest Expenses

The interest expenses for fiscal years 2020 and 2019 were as follows:

	For the Year Ended June 30,
	2020	2019
Interest expenses	$230	$319

Interest expenses decreased by $89, or 27.9%, to $230 in fiscal year 2020 from $319 in fiscal year 2019. The decrease in interest expenses was mainly due to lower utilization of short-term loans in the Singapore and China operations. Additionally, the bank loan payable decreased by $574 to $2,206 in fiscal year 2020, as compared to $2,780 in fiscal year 2019.

 Other Income, Net

Other income, net for fiscal years 2020 and 2019 was as follows:

	For the Year Ended June 30,
	2020	2019
Interest income	$177	$100
Other rental income	110	113
Exchange loss	(35)	(135)
Government grants	778	77
Bad debt recovery	59	2
Other miscellaneous income	23	92
Total	$1,112	$249

Other income increased by $863 to $1,112 for fiscal year 2020 as compared to $249 for fiscal year 2019. The increase in other income in fiscal year 2020 was mainly due to a decrease in exchange loss, which resulted from the favorable exchange movement in fiscal year 2020, coupled with an increase in interest income. Additionally, the Company received government grants of $718 from the local government in the Singapore, China, and Malaysia operations to mitigate the negative impact on the businesses amid the pandemic. The Company believes that, as with other business entities in Singapore, Malaysia and China, it will receive additional government assistance for a period to ease the financial impact caused by the pandemic.

Gain on Sale of Properties

During the fourth quarter of fiscal year 2019, Management entered into a Sales and Purchase Agreement with a potential buyer. During the second quarter of 2020, the Company obtained approval of the sale from Penang Development Corporation and the local government. The Company completed the sale and recognized a net gain of RM4,901 or $1,172 in the same period, excluding capital gain tax.

During the third quarter of 2019, TTCQ completed the sale of thirteen of the fifteen units constituting the MaoYe property, which resulted in a gain of $685.

Income Tax Benefits

Income tax benefits for fiscal year 2020 were $12, as compared to $42 for fiscal year 2019.

At June 30, 2020, the Company had no federal net operating loss carry-forwards, and a state net operating loss carry forward of $1,236, which expires in 2033. These carryovers may be subject to limitations under I.R.C. Section 382. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

Loss from Discontinued Operations

Loss from discontinued operations was $3 in fiscal years 2020 and 2019. We discontinued our fabrication segment in fiscal year 2013.

Non-controlling Interest

As of June 30, 2020, we held an indirect 55% interest each in Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TTKL”), SHI and PT SHI, and a 76% interest in Prestal Enterprise Sdn. Bhd. (“Prestal”). The non-controlling interest for fiscal year 2020, in the net income of subsidiaries, was $238, a change of $335 compared to a non-controlling interest in the net loss of $97 for the previous fiscal year. The change in the non-controlling interest was primarily attributable to the net income generated by the Malaysia operations from the sales of assets held for sale in fiscal year 2020, as compared to net loss generated by the Malaysia operation in the previous fiscal year.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income for fiscal year 2020 was $966, a decrease of $579, as compared to $1,545 for fiscal year 2019. The decrease in net income during fiscal year 2020 was mainly due to the decrease in gross profit, as discussed earlier. This was partially offset by the gain on the sale of assets held for sale and the receipt of government grants in response to the adverse impact brought by the pandemic.

Earnings per Share

Basic earnings per share from continuing operations was $0.26 in fiscal year 2020, as compared to $0.42 in fiscal year 2019. Basic loss per share from discontinued operations was $nil for fiscal year 2020 and $nil for fiscal year 2019.

Diluted earnings per share from continuing operations was $0.26 in fiscal year 2020, as compared to $0.41 in fiscal year 2019. Diluted loss per share from discontinued operations was $nil for fiscal year 2020 and $nil for fiscal year 2019.

Segment Information

The revenue, gross margin and income or loss from each segment for fiscal years 2020 and 2019 are presented below. As the segment revenue and gross margin have been discussed in previous sections, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss)/income from operations for the manufacturing segment for fiscal years 2020 and 2019 were as follows:

	For the Year Ended June 30,
	2020	2019
Revenue	$11,605	$14,889
Gross margin	23.1%	23.5%
Loss/Income from operations	$(326)	$575

Loss from operations in the manufacturing segment was $326 in fiscal year 2020, a deterioration of $901 as compared to an income from operations of $575 in fiscal year 2019. The net loss was attributable to a decrease in the absolute amount of gross margin amounting to $818 and an increase in operating expenses of $83. Operating expenses were $3,004 and $2,921 for fiscal years 2020 and 2019, respectively. The increase in operating expenses was mainly due to an increase in general and administrative expenses of $159, an increase in research and development of $10 and an increase in corporate overhead allocation of $10. The increase was partially offset by the decrease in selling expenses of $96.

The increase in general and administrative expenses was mainly attributable to an increase in payroll-related expenses and a provision of doubtful debts in the Singapore operation. The decrease in selling expenses was primarily due to fewer commission expenses incurred in fiscal year 2020 as a result of fewer commissionable sales, coupled with lower traveling expenses amid the pandemic.

Testing Services Segment

The revenue, gross margin and loss from operations for the testing services segment for fiscal years 2020 and 2019 were as follows:

	For the Year Ended June 30,
	2020	2019
Revenue	$14,840	$16,760
Gross margin	23.5%	27.2%
Loss from operations	$(1,040)	$(164)

Loss from operations in the testing services segment in fiscal year 2020 was $1,040, an increase of $876 compared to $164 in fiscal year 2019. The increase in operating loss was attributable to a decrease in gross margin of $1,071, partially offset by a decrease in operating expense of $195. Operating expenses were $4,527 and $4,722 for fiscal years 2020 and 2019, respectively. The decrease in operating expenses was mainly attributable to a decrease in selling expenses, general and administrative expenses and corporate overheads.

Selling expenses decreased due to fewer traveling expenses incurred in the Singapore operations amid the pandemic. The decrease in general and administrative expenses was primarily due to further cost-saving measures implemented in the China operation to mitigate a further drop in the customer’s estimated demands amid the pandemic. The decrease in corporate overhead expenses was due to a decrease in the corporate overhead allocation, which is allocated on a predetermined fixed charge basis. Impairment on the long-lived asset partially offset these decreases.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2020 and 2019 were as follows:

	For the Year Ended June 30,
	2020	2019
Revenue	$7,958	$7,451
Gross margin	14.0%	12.7%
Income from operations	$751	$598

Income from operations in the distribution segment was $751 in fiscal year 2020 as compared to $598 in fiscal year 2019. The increase was mainly due to the increase in gross margin of $165, as discussed earlier. These increases were partly offset by an increase in operating expenses. Operating expenses were $362 and $348 for fiscal years 2020 and 2019, respectively.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for fiscal years 2020 and 2019 were as follows:

	For the Year Ended June 30,
	2020	2019
Revenue	$62	$98
Gross margin	(16.1)%	1%
Loss from operations	$(97)	$(92)
Gain on sale of properties	-	685

Loss from operations in the real estate segment was $97 in fiscal year 2020 as compared to $92 in fiscal year 2019. The increase in operating loss was primarily due to the decrease in gross margin of $11, as discussed earlier. Operating expenses were $87 and $92 in fiscal years 2020 and 2019, respectively. There was other income arising from gain on sale of properties amounting to $685 in fiscal year 2019.

Corporate

The following table presents the loss from operations for Corporate for fiscal years 2020 and 2019, respectively:

	For the Year Ended June 30,
	2020	2019
Loss from operations	$(147)	$(123)

In fiscal year 2020, corporate operating loss was $147, an increase of $24 compared to an operating loss of $123 in fiscal year 2019.

Liquidity

The Company’s core businesses testing services, manufacturing and distribution, operate in a volatile industry, in which its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities decreased by $1,443 to $3,011 for the twelve months ended June 30, 2020 from $4,454 in the same period of last fiscal year. The decrease in net cash provided by operating activities was primarily due to a decrease in net income of $244, an increase of $727 in repayment of operating leases, and an increase in cash outflow of $900 from accounts payables and accrued expenses. The decrease was partially offset by an increase in depreciation and amortization of $650.

Net cash used in investing activities decreased by $2,723 to an outflow of $2,617 for the twelve months ended June 30, 2020 from an outflow of $5,340 for the same period of last fiscal year. The decrease in net cash used in investing activities was primarily due to a decrease of $780 for investments in restricted and unrestricted deposits and a decrease of $1,824 for the acquisition of plant and equipment.

Net cash used in financing activities for the twelve months ended June 30, 2020 was $732, representing an increase of $142 compared to $590 in net cash used in financing activities during the twelve months ended June 30, 2019. Cash outflow increased mainly due to a decrease in a cash inflow of $401, $1,475 and $5,900 from proceeds from exercising stock options, bank loans, and lines of credit, respectively. The increase in cash outflow was partially offset by a decrease in repayment on lines of credit by $7,700.

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

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. The working capital was $12,957 as of June 30, 2020, representing an increase of $1,350, or 11.6%, compared to working capital of $11,607 as of June 30, 2019. The increase in working capital was mainly due to increases in current assets such as short-term deposits, other receivable, prepaid expenses other current assets and short-term advances, and decreases in current liabilities such as lines of credit, accounts payable, accrued expenses, income taxes payable and finance leases. Such fluctuations were partially offset by decreases in current assets such as cash and cash equivalents, account receivables, inventories and assets held for sale, and increases in current liabilities such as operating lease payable, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $1,017 and $2,841 for fiscal year 2020 and fiscal year 2019, respectively. The capital expenditures in fiscal year 2020 were mainly in the Malaysia and Thailand operations, which provide testing services to our customers. We financed our capital expenditures and other operating expenses through operating cash flows, PPP loan and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$ 4,806
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

On November 18, 2019, Trio-Tech International Pte. Ltd. signed an agreement with JECC Leasing (Singapore) Pte. Ltd. for an Account Receivables Financing facility for SGD 1,000, or approximately $742 based on the market exchange rate. Interest is charged at LIBOR rate +1.3% for USD financing and SIBOR rate +1.25% for SGD financing. The financing facility was set up to facilitate the working capital in our operations in Singapore. The Company started to use this facility in the second quarter of fiscal year 2020.

As of June 30, 2019, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,213	$ 4,213
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%	-	$ 1,492	$ 1,492
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$370	$183
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$363	$363

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2020, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Additionally, Management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company, and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2020. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2020 which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system was scheduled to occur in phases over a few years. The operational and financial systems in our Singapore and Malaysia operations were transitioned to the new system in fiscal 2018 and fiscal 2019, respectively.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2020.

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

TRIO-TECH INTERNATIONAL By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer September 23, 2020

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/  A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board
September 23, 2020

/s/  S.W.Yong
S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)
September 23, 2020

/s/  Victor H. M. Ting
Victor H.M. Ting, Director
Vice President, and Chief Financial Officer
Principal Financial Officer)
September 23, 2020

/s/  Jason T. Adelman
Jason T. Adelman, Director
September 23, 2020

/s/  Richard M. Horowitz
Richard M. Horowitz, Director
September 23, 2020

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
Universal (Far East) Pte. Ltd., a Singapore Corporation
Trio-Tech International (Thailand) Co., Ltd., a Thailand Corporation
Trio-Tech (Bangkok) Co., Ltd., a Thailand Corporation
Trio-Tech (Malaysia) Sdn Bhd., a Malaysia Corporation (55% owned by the subsidiary of Registrant)
Trio-Tech (Kuala Lumpur) Sdn Bhd., a Malaysia Corporation (100% owned by Trio-Tech Malaysia)
Prestal Enterprise Sdn. Bhd., a Malaysia Corporation (76% owned by Trio-Tech International Pte. Ltd., a Singapore Corporation)
Trio-Tech (SIP) Co., Ltd., a China Corporation
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
Van Nuys, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.

Basis for Opinion

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

Mazars LLP
PUBLIC ACCOUNTANTS AND
CHARTERED ACCOUNTANTS
We have served as the company’s auditors since 2009

/s/ Mazars LLP

Singapore
September 23, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2020	June 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,150	$4,863
Short-term deposits	6,697	4,144
Trade account receivables, less allowance for doubtful accounts of $314 and $263, respectively	5,951	7,113
Other receivables	998	817
Inventories, less provision for obsolete inventories of $678 and $673, respectively	1,922	2,427
Prepaid expenses and other current assets	341	287
Short-term advances	141	-
Assets held for sale	-	89
Total current assets	20,200	19,740
NON-CURRENT ASSETS:
Deferred tax assets	247	390
Investment properties, net	690	782
Property, plant and equipment, net	10,310	12,159
Operating lease right-of-use assets	944	-
Other assets	1,609	1,750
Restricted term deposits	1,660	1,706
Total non-current assets	15,460	16,787
TOTAL ASSETS	$35,660	$36,527

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$172	$187
Accounts payable	2,590	3,272
Accrued expenses	3,005	3,486
Income taxes payable	344	417
Current portion of bank loans payable	370	488
Current portion of finance leases	231	283
Current portion of operating leases	477	-
Current portion of PPP loan	54	-
Total current liabilities	7,243	8,133
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,836	2,292
Finance leases, net of current portion	435	442
Operating leases, net of current portion	467	-
Deferred tax liabilities	-	327
Income taxes payable	430	439
PPP loan, net of current portion	67	-
Other non-current liabilities	36	33
Total non-current liabilities	3,271	3,533
TOTAL LIABILITIES	$10,514	$11,666

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,673,055 shares issued outstanding as at June 30, 2020 and June 30, 2019, respectively	$11,424	$11,424
Paid-in capital	3,363	3,305
Accumulated retained earnings	8,036	7,070
Accumulated other comprehensive gain-translation adjustments	1,143	1,867
Total Trio-Tech International shareholders' equity	23,966	23,666
Non-controlling interest	1,180	1,195
TOTAL EQUITY	$25,146	$24,861
TOTAL LIABILITIES AND EQUITY	$35,660	$36,527

 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended
	June 30,	June 30,
	2020	2019
Revenue
Manufacturing	$11,605	$14,889
Testing services	14,840	16,760
Distribution	7,958	7,451
Real estate	62	98
	34,465	39,198
Cost of Sales
Cost of manufactured products sold	8,927	11,393
Cost of testing services rendered	11,353	12,202
Cost of distribution	6,847	6,505
Cost of real estate	72	97
	27,199	30,197

Gross Margin	7,266	9,001

Operating Expenses:
General and administrative	6,976	7,049
Selling	679	826
Research and development	355	345
Impairment loss on long-lived assets	139	-
Gain on disposal of property, plant and equipment	(24)	(13)
Total operating expenses	8,125	8,207

(Loss) / Income from Operations	(859)	794

Other Income
Interest expenses	(230)	(319)
Other income, net	1,112	249
Gain on sale of properties	1,172	685
Total other income	2,054	615

Income from Continuing Operations before Income Taxes	1,195	1,409

Income Tax Benefits	12	42

Income from continuing operations before non-controlling interests, net of tax	1,207	1,451

Discontinued Operations
Loss from discontinued operations, net of tax	(3)	(3)
NET INCOME	1,204	1,448

Less: net income/(loss) attributable to non-controlling interests	238	(97)
Net Income Attributable to Trio-Tech International Common Shareholders	$966	$1,545

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	967	1,548
Loss from discontinued operations, net of tax	(1)	(3)
Net Income Attributable to Trio-Tech International Common Shareholders	$966	$1,545

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.26	$0.42
Basic loss per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.26	$0.42

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.26	$0.41
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.26	$0.41

Weighted average number of common shares outstanding
Basic	3,673	3,673
Dilutive effect of stock options	49	89
Number of shares used to compute earnings per share diluted	3,722	3,762

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	June 30,	June 30,
	2020	2019
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	1,204	1,448
Foreign currency translation, net of tax	(742)	(420)
Comprehensive Income	462	1,028
Less: comprehensive income / (loss) attributable to the non-controlling interests	220	(202)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$242	$1,230

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	No. of Shares	Amount	Capital	Earnings	Income	Interests	Total
		$	$	$	$	$	$
Balance at June 30, 2018	3,553	11,023	3,249	5,525	2,182	1,522	23,501

Stock option expenses	-	-	56	-	-	-	56
Net income	-	-	-	1,545	-	(97)	1,448
Dividend declared by subsidiary	-	-	-	-	-	(125)	(125)
Exercise of options	120	401	-	-	-	-	401
Issue of restricted shares to consultant	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(315)	(105)	(420)
Balance at June 30, 2019	3,673	11,424	3,305	7,070	1,867	1,195	24,861

Stock option expenses	-	-	58	-	-	-	58
Net income	-	-	-	966	-	238	1,204
Dividend declared by subsidiary	-	-	-	-	-	(235)	(235)
Exercise of options	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(724)	(18)	(742)
Balance at June 30, 2020	3,673	11,424	3,363	8,036	1,143	1,180	25,146

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended
	June 30,	June 30,
	2020	2019

Cash Flow from Operating Activities
Net income	$1,204	$1,448
Adjustments to reconcile net income to net cash flow provided by operating activities
Gain on sale of assets held for sale	(1,172)	(685)
Depreciation and amortization	3,100	2,450
Impairment loss on long-lived assets	139	-
Stock compensation	58	56
Provision for obsolete inventories	18	(25)
Reversal of income tax provision	-	(299)
Payment of interest portion of finance leases (Note 1b)	(61)	-
Bad debt recovery	59	10
Accrued interest expense, net accrued interest income	(69)	(9)
Gain on sale of property, plant and equipment – continued operations	(24)	1
Warranty recovery, net	(26)	(43)
Fixed assets written off	-	(33)
Deferred tax benefit	63	5
Changes in operating assets and liabilities, net of acquisition effects
Trade account receivables	1,110	630
Other receivables	(181)	64
Other assets	100	432
Inventories	430	539
Prepaid expenses and other current assets	(54)	(79)
Accounts payable and accrued expenses	(968)	(68)
Income taxes payable	12	60
Payment of operating leases	(727)	-
Net Cash Provided by Operating Activities	3,011	4,454

Cash Flow from Investing Activities
Proceeds from sale of assets held for sale	1,167	943
Proceeds from disposal of property, plant and equipment	39	3
Investments in restricted and unrestricted deposits	(2,665)	(3,445)
Addition to property, plant and equipment	(1,017)	(2,841)
Investments in short-term advances	(141)	-
Net Cash Used in Investing Activities	(2,617)	(5,340)

Cash Flow from Financing Activities
Payment on lines of credit	(2,437)	(10,137)
Payment of bank loans	(486)	(440)
Payment of principal portion of finance leases	(344)	(247)
Dividends paid on non-controlling interest	(235)	(125)
Proceeds from exercising stock options	-	401
Proceeds from lines of credit	2,370	8,270
Proceeds from bank loans	-	1,475
Proceeds from finance leases	279	213
Proceeds from PPP loan	121	-
Net Cash Used in Financing Activities	(732)	(590)

Effect of Changes in Exchange Rate	(421)	(189)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(759)	(1,665)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,569	8,234
Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,810	$6,569

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$229	$284
Income taxes	$126	$106

Non-Cash Transactions
Finance lease of property, plant and equipment	$279	$214

See accompanying notes to consolidated financial statements.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	4,150	4,863
Short-Term Deposits	6,697	4,144
Restricted Term-Deposits	1,660	1,706
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statement of Cash Flows	$12,507	$10,713

See notes to consolidated financial statements.

Note 1a - Amounts reflecting adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) beginning in the first quarter of 2019.
Note 1b - Reclassification of repayment of interest portion of finance lease from financing activities in accordance with ASC 842-20-45-5.

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
YEARS ENDED JUNE 30, 2020 AND 2019
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2020, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China as follows:

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

Liquidity – The Company earned net income attributable to common shareholders of $966 and $1,545 for fiscal years 2020 and 2019, respectively.

The Company’s core businesses - testing services, manufacturing and distribution - operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

Foreign Currency Translation and Transactions — The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. The Company also has business entities in Malaysia, Thailand, China and Indonesia of which the Malaysian ringgit (“RM”), Thai baht, Chinese renminbi (“RMB”) and Indonesian rupiah, are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful account receivables, reserve for obsolete inventory, reserve for warranty, impairments and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

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

Revenue derived from testing services is recognized when testing services are rendered. Revenue generated from sale of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured. Certain customers can request for installation and training services to be performed for certain products sold in the manufacturing segment. These services are mainly for helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well and these do not significantly modify the product. The Company recognizes the revenue at point in time when the Company has satisfied its performance obligation.

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

Trade Account Receivables and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. The Company generally does not require collateral from our customers.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2020 and 2019.

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

Term Deposits — Term deposits consist of bank balances and interest-bearing deposits having maturities of 3 to 6 months. As of June 30, 2020, the Company held approximately $3,226 of unrestricted term deposits in the Company’s 55% Malaysia subsidiary which were denominated in RM; $2,481 of unrestricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore dollars; and $990 of unrestricted term deposits in the Company’s 100% owned China subsidiary, which were denominated in RMB. As of June 30, 2019, the Company held approximately $1,426 of unrestricted term deposits in the Company’s Malaysia subsidiary which were denominated in RM; $113 of unrestricted term deposits in the Company’s 100% owned Thailand subsidiary, which were denominated in Thai Baht; $1,876 of unrestricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore dollars; and $728 of unrestricted term deposits in the Company’s 100% owned China subsidiary, which were denominated in RMB.

Restricted Term Deposits — The Company held certain term deposits in the Singapore and Malaysia operations which were considered restricted, as they were held as security against certain facilities granted by the financial institutions. As of June 30, 2020 the Company held approximately $1,434 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore dollars, and $226 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in RM. Whereas at June 30, 2019, the Company held approximately $1,478 of restricted term deposits in the Company’s 100% owned Trio-Tech International Pte. Ltd., which were denominated in Singapore dollars, and $228 of restricted term deposits in the Company’s 55% owned Malaysian subsidiary, which were denominated in the currency of Malaysia.

Short-term advances — The Company held a short-term bank financial products of $141 with maturity period of 182 days, of which the principal amount is secured. Its interest rate is not fixed and based on a floating interest rate upon the maturity date. This financial product was classified into other current assets as short-term advances, recognized at amortized cost.

Inventories — Inventories in the Company’s manufacturing and distribution segments consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid fluctuations in demand. Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

Property, Plant and Equipment and Investment Properties — Property, plant and equipment, and investment properties are stated at cost, less accumulated depreciation and amortization. Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is shorter, using the straight-line method.

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

Leases - Company as Lessee

Accounting Standards Codification Topic 842 (("ASC Topic 842") introduced new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. It requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months. These leases will be either finance or operating, with classification affecting the pattern of expense recognition.

The standard provides an alternative modified retrospective transition method. Under this method, the cumulative effect adjustment to the opening balance of retained earnings is recognized on the effective date of adoption (July 1, 2019). The Company adopted ASC Topic 842 as of July 1, 2019 and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the effective date of adoption, i.e. July 1, 2019.

The Company applies the guidance in ASC Topic 842 to its individual leases of assets. When the Company receives substantially all of the economic benefits from and directs the use of specified property, plant and equipment, the transactions give rise to leases. The Company’s classes of assets include real estate leases.

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

The Company has elected the practical expedient within ASC Topic 842 to not separate lease and non-lease components within lease transactions for all classes of assets. Additionally, the Company has elected the short-term lease exception for all classes of assets, does not apply the recognition requirements for leases of 12 months or less, and recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases.

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

Leases - Company as Lessor

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $15,585 and $14,019 at June 30, 2020 and 2019, respectively.

Research and Development Costs — The Company incurred research and development costs of $355 and $345 in fiscal year 2020 and in fiscal year 2019, respectively, which were charged to operating expenses as incurred.

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

Fair Values of Financial Instruments — Carrying values of trade account receivables, accounts payable, accrued expenses, and term deposits approximate their fair value due to their short-term maturities. Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities. See Note 16 for detailed discussion of the fair value measurement of financial instruments.

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

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk compose trade account receivables. The Company performs ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral. The Company believes that its credit policies do not result in significant adverse risk and historically it has not experienced significant credit related losses.

Investments — The Company analyzes its investments to determine if it is a variable interest entity (a “VIE”) and would require consolidation. The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. A new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, the variable interest holder, who has the power to direct the VIE’s most significant activities is determined to be the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

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

Loan Receivables from Property Development Projects — The loan receivables from property development projects are classified as current asset, carried at face value, and are individually evaluated for impairment. The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

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

Contingent Liabilities — Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. This amendments are effective for the Company for fiscal years beginning after December 15, 2023, including interim period within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently evaluating the impacts of the provisions of ASU 2020-06 on its consolidated financial statements and related disclosures.

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

The amendments in ASU 2019-12 ASC Topic 740: Income Taxes: Simplifying Accounting for Income Taxes remove specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). The amendments eliminate the need for an organization to analyze whether the specific exceptions apply in a given period, improve financial statement preparers’ application of income tax-related guidance and simplify GAAP. The amendments are effective for all entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The amendments in ASU 2018-18 ASC Topic 808: Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The amendments allow organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard are to be presented separately from revenue accounted for under the revenue recognition standard. The amendments are effective for all entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s financial statements.

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

The amendments in ASU 2017-04 ASC Topic 350 — Intangibles - Goodwill and Other simplify the test for goodwill impairment. For public companies, these amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. The Company has completed its assessment and concluded that this update would have no significant impact to the Company’s presentation of consolidated financial position or results of operations.

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

Other new pronouncements issued but not yet effective until after June 30, 2020 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3. TERM DEPOSITS

	June 30, 2020	June 30, 2019

Short-term deposits	$6,887	$4,143
Currency translation effect on short-term deposits	(190)	1
Total short-term deposits	6,697	4,144
Restricted term deposits	1,712	1,701
Currency translation effect on restricted term deposits	(52)	5
Total restricted term deposits	1,660	1,706
Total term deposits	$8,357	$5,850

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

4. TRADE ACCOUNT RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Account receivables are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

Senior management reviews trade account receivables on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any trade account receivables balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2020 and June 30, 2019 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	For the Year Ended June 30,
	2020	2019
Beginning	$263	$259
Additions charged to expenses	351	94
Recovered	(284)	(84)
Write-off	(9)	-
Currency translation effect	(7)	(6)
Ending	$314	$263

5. LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents TTCQ’s loans receivable from property development projects in China as of June 30, 2020 and as of June 30, 2019. The exchange rate is based on the historical rate published by the Monetary Authority of Singapore as on March 31, 2015, since the net loan receivable was “nil” as at June 30, 2020 and as at June 30, 2019.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	326
Less: allowance for doubtful receivables		(2,000)	(326)
Net loan receivable from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment property		(5,000)	(814)
Net loan receivable from property development projects		-	-

The short-term loan receivables of renminbi (“RMB”) 2,000, or approximately $326 based on the historical rate, arose from TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $326 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the fiscal year ended June 30, 2020 and June 30, 2019. TTCQ is in the legal process of recovering the outstanding amount of $326.

The long-term loan receivable of RMB 5,000, or approximately $814 based on the historical rate, arose from TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in JiaSheng’s property development projects (Project B-48 Phase 2) located in Chongqing City, China in fiscal 2011. The loan receivable was unsecured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 10).

6. INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2020	2019

Raw materials	$1,281	$1,190
Work in progress	968	1,306
Finished goods	422	591
Less: provision for obsolete inventory	(678)	(673)
Currency translation effect	(71)	13
	$1,922	$2,427

The following table represents the changes in provision for obsolete inventory:

	For the Year Ended June 30,
	2020	2019

Beginning	$673	$695
Additions charged to expenses	26	17
Usage - disposition	(8)	(42)
Currency translation effect	(13)	3
Ending	$678	$673

7. ASSETS HELD FOR SALE

Penang Property

During the fourth quarter of fiscal year 2015, the operation in Malaysia planned to sell its factory building in Penang, Malaysia. In accordance with ASC Topic 360, during the fiscal year 2015, the property was reclassified from investment property, which had a net book value of RM 371, or approximately $98 (based on the exchange rate as of June 30, 2015 as published by the Monetary Authority of Singapore), to assets held for sale, since there was an intention to sell the factory building. In May 2015, Trio-Tech Malaysia was approached by a potential buyer to purchase the factory building. On September 14, 2015, the application to sell the property was rejected by Penang Development Corporation (PDC). The rejection was because the business activity of the purchaser was not suitable for the industry that was being promoted on said property. PDC made an offer to purchase the property, which was not at the expected value and the offer expired on March 28, 2016. No further conversations with PDC have occurred since March 2016. During the fourth quarter of fiscal year 2019, management entered into a Sales and Purchase Agreement with a potential buyer. During the second quarter of fiscal year 2020, the Company obtained approval of the sale from PDC and the local government. The sale of the property was completed at the end of the second quarter of fiscal year 2020. The sale price was RM 5,600, or $1,340. In connection with the sale of the property located in Malaysia, the Company also incurred the direct expenses of RM 330, or $79, which included professional fees, commissions, other selling related expenses and consent fees from the local government. These expenses were directly offset against the proceeds from selling the property, as these expenses were deemed as a cost of sales. The Company recognized a net gain of RM 4,901, or $1,172, in the second quarter of fiscal year 2020 excluding capital gain tax. The tax on the capital gain in Malaysia from the sale of the property was approximately $94 computed after the taxable gain was determined.

The following table presents the Company’s assets held for sale in Malaysia as of June 30, 2020 and June 30, 2019.

			June 30, 2020	June 30, 2019
	Reclassification	Investment Amount	Investment Amount	Investment Amount
	Date/ Sale Date	(RM)	(U.S. Dollars)	(U.S. Dollars)
Penang Property Reclassification from investment property	June 30, 2015	681	181*	181*
Currency translation		-	-	(15)
Derecognition	Dec 19,2019	(681)	(181)	-
		-	-	166
Accumulated depreciation on rental property	June 30, 2015	(310)	(83)*	(83)*
Currency translation		-	-	6
Derecognition	Dec 19,2019	310	(83)	-
		-	-	(77)
Net investment in rental property - Malaysia		-	-	89

*The exchange rate is based on the exchange rate as of June 30, 2015 published by the Monetary Authority of Singapore.

8. INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of June 30, 2020. The exchange rate is based on the market rate as of June 30, 2020.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(166)
Gross investment in rental property		9,649	1,363
Accumulated depreciation on rental property	June 30, 2020	(6,558)	(940)
Reclassified as “Assets held for sale”	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”	Mar 31, 2019	(1,029)	(143)
		(4,765)	(673)
Net investment in property – China		4,884	690

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

Property purchased from MaoYe generated a rental income of $32 and $66 for the years ended June 30, 2020 and 2019, respectively.

Depreciation expense for MaoYe was $13 and $30 for the years ended June 30, 2020 and 2019, respectively.

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

Property purchased from JiangHuai did not generate any rental income for both the years ended June 30, 2020 and 2019.

Depreciation expense for JiangHuai was $26 and $26 for the years ended June 30, 2020 and 2019, respectively.

Rental Property III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed, and the property was handed over to TTCQ in April 2013 and the title deed was received during the third quarter of fiscal 2014.

The two commercial properties were leased to third parties under two separate rental agreements. One of such leases provides for a rent increase of 6% every year on May 1, commencing in 2019 until the rental agreement expires on April 30, 2021. The agreement was terminated in April 2020 due to the current slow and cautious market rental conditions. Management is still actively looking for a tenant.

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

Properties purchased from Fu Li generated a rental income of $30 and $32 for the years ended June 30, 2020 and 2019, respectively.

Depreciation expense for Fu Li was $28 and $30 for the years ended June 30, 2020 and 2019, respectively.

Summary

Total rental income for all investment properties in China was $62 for the year ended June 30, 2020, and $98 for the same period in the prior fiscal year.

Depreciation expenses for all investment properties in China were $67 and $86 for the years ended June 30, 2020 and 2019, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Life	June 30,
	in Years	2020	2019
Building and improvements	3-20	$5,102	$5,082
Leasehold improvements	3-27	6,170	6,150
Machinery and equipment	3-7	26,578	26,140
Furniture and fixtures	3-5	1,134	1,111
Equipment under capital leases	3-5	1,066	928
Property, plant and equipment, gross		$40,050	$39,411
Less: accumulated depreciation		(27,148)	(25,083)
Accumulated amortization on equipment under capital leases		(719)	(808)
Total accumulated depreciation		$(27,867)	$(25,891)
Property, plant and equipment before currency translation effect, net		12,183	13,520
Currency translation effect		(1,873)	(1,361)
Property, plant and equipment, net		$10,310	$12,159

Depreciation and amortization expenses for property, plant and equipment during fiscal years 2020 and 2019 were $2,341 and $2,364, respectively.

10. OTHER ASSETS

	June 30,
	2020	2019

Down payment for purchase of investment properties*	$1,645	$1,645
Down payment for purchase of property, plant and equipment	8	100
Deposits for rental and utilities	171	169
Currency translation effect	(215)	(164)
Total	$1,609	$1,750

*Down payment for purchase of investment properties included:

	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less: Impairment of Interest	(906)	(150)
Transferred to Down Payment (Note *b)	5,344	864
* Down Payment for Purchase of Investment Properties	10,207	1,645

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

On October 2, 2013, the Company disposed of its entire 10% interest in the Joint Venture but to date has not received payment in full therefor. The Company recognized that disposal based on the recorded net book value of RMB 5 million, or equivalent to $803K, from net considerations paid, in accordance with GAAP under ASC Topic 845 Non-monetary Consideration. It is presented under “Other Assets” as non-current assets to defer the recognition of the gain on the disposal of the 10% interest in the joint venture investment until such time that the consideration is paid, so that the gain can be ascertained.

b) Amounts of RMB 5,000, or approximately $814, as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250, or approximately $200, and impairment on interest of RMB 906, or approximately $150.

The shop lots in the Singapore Themed Resort Project being developed by the Developer under the agreement are to be delivered to TTCQ upon completion thereof. The initial targeted date of completion was December 31, 2016. Based on discussion with the Developer, the completion date is currently estimated to be December 31, 2022. The delay was primarily due to the time needed by the developer to work with various parties to inject sufficient funds into this project, especially during the COVID-19 pandemic. Based on the available information, management believes that the Developer is capable of working with new investors to complete certain phases of this project.

11. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$4,806
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

On November 18, 2019, Trio-Tech International Pte. Ltd. signed an agreement with JECC Leasing (Singapore) Pte. Ltd. for an Account Receivables Financing facility for SGD 1,000, or approximately $742 based on the market exchange rate. Interest is charged at LIBOR rate +1.3% for USD financing and SIBOR rate +1.25% for SGD financing. The financing facility was set up to facilitate the working capital in our operations in Singapore. The Company started to use this facility in the second quarter of fiscal year 2020.

As of June 30, 2019, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$4,213	$4,213
Trio-Tech (Tianjin) Co., Ltd.	Lines of Credit	5.22% to 6.3%		$1,492	$1,492
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$370	$183
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$363	$363

12. ACCRUED EXPENSES

Accrued expenses consisted of the following:	For the Year Ended June 30,
	2020	2019

Payroll and related costs	1,185	1,354
Commissions	104	107
Customer deposits	30	46
Legal and audit	315	299
Sales tax	19	9
Utilities	80	120
Warranty	12	39
Accrued purchase of materials and property, plant and equipment	186	362
Provision for re-instatement	300	302
Deferred income	88	61
Contract liabilities	476	501
Other accrued expenses	287	293
Currency translation effect	(77)	(7)
Total	$3,005	$3,486

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

	For the Year Ended June 30,
	2020	2019
Beginning	$39	$82
Additions charged to cost and expenses	1	15
Utilization / reversal	(27)	(58)
Currency translation effect	(1)	-
Ending	$12	$39

14. BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	June 30, 2020	June 30, 2019
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2024, bearing interest rates at 3.85% and 4.80% at June 30, 2020 and June 30, 2019 per annum, respectively, with monthly payments of principal plus interest through August 2024, collateralized by the acquired building with a carrying value of $2,543 and $2,683, as at June 30, 2020 and June 30, 2019, respectively.	$2,295	$2 ,696

Note payable denominated in U.S. dollars for expansion plans in Singapore and its subsidiaries, maturing in April 2020, bearing interest at the bank’s lending rate (3.96% for both June 30, 2020 and June 30, 2019) with monthly payments of principal plus interest through April 2017. This note payable is secured by plant and equipment with a carrying value of $nil as of June 30,2020 and $187 as of June 30, 2019. The loans were fully repaid in June 2020.	-	142

Total bank loans payable	2,295	2,838

Current portion of bank loan payable	384	494
Currency translation effect on current portion of bank loan	(14)	(6)
Current portion of bank loan payable	370	488
Long term portion of bank loan payable	1,911	2,344
Currency translation effect on long-term portion of bank loan	(75)	(52)
Long term portion of bank loans payable	$1,836	$2,292

Future minimum payments (excluding interest) as of June 30, 2020 were as follows:

2021	$370
2022	384
2023	400
2024	403
2025	158
Thereafter	491
Total obligations and commitments	$2,206

Future minimum payments (excluding interest) as of June 30, 2019 were as follows:

2020	$488
2021	362
2022	380
2023	399
2024	407
Thereafter	744
Total obligations and commitments	$2,780

15. COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. in Malaysia did not have capital commitments as at June 30, 2020, as compared to capital commitments for the purchase of equipment and other related infrastructure costs as at June 30, 2019 amounting to RM 18, or approximately $4.

Trio-Tech (Tianjin) Co. Ltd. in China did not have capital commitments as at June 30, 2020, as compared to capital commitments for the purchase of equipment and other related infrastructure costs as at June 30, 2019 amounting to RMB 397, or approximately $58.

Trio-Tech (SIP) Co., Ltd. in China did not have capital commitments as at June 30, 2020 and as at June 30, 2019.

Deposits with banks in China are not insured by the local government or agency and are consequently exposed to risk of loss. The Company believes the probability of a bank failure, causing loss to the Company, is remote.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the fiscal year ended June 30, 2020 or for the same period in the prior fiscal year.

Term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments.

Restricted term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments.

PPP Loan (Level 2) – The carrying amount approximates its fair value based on similar long-term debt issues available to the Company.

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

17. CONCENTRATION OF CUSTOMERS

The Company had one major customer that accounted for the following revenue and trade account receivables:

	For the Year Ended June 30,
	2020	2019
Revenue
Customer A	38.4%	41.9%
Customer B	17.6%	11.4%

Trade Account Receivables
Customer A	40.6%	41.3%
Customer B	6.3%	3.3%

18. BUSINESS SEGMENTS

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

All inter-segment sales were sales from the manufacturing segment to the testing and distribution segment. Total inter-segment sales were $816 in fiscal year 2020 and $484 in fiscal year 2019. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a pre-determined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

Business Segment Information:	Year Ended June 30,	Net Revenue	Operating Income (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2020	$11,605	$(326)	$9,807	$346	$183
	2019	$14,889	$575	$9,576	$120	$52

Testing Services	2020	14,840	(1,040)	21,086	2,578	834
	2019	16,760	(164)	22,182	2,244	2,789

Distribution	2020	7,958	751	875	100	-
	2019	7,451	598	785	-	-

Real Estate	2020	62	(97)	3,587	76
	2019	98	(92)	3,826	86	-

Fabrication	2020	-	-	27	-	-
Services*	2019	-	-	27	-	-

Corporate &	2020	-	(147)	278	-
Unallocated	2019	-	(123)	131	-	-

Total Company	2020	$34,465	$(859)	$35,660	$3,100	$1,017
	2019	$39,198	$794	$36,527	$2,450	$2,841

* Fabrication services is a discontinued operation.

19. OTHER INCOME, NET

Other income, net consisted of the following:
	For the Year Ended June 30,
	2020	2019
Interest income	177	100
Other rental income	110	113
Exchange gain / (loss)	(35)	(135)
Government grants	778	77
Bad debt recovery	59	2
Other miscellaneous income	23	92
Total	$1,112	$249

During fiscal year 2020, the Company received government grants amounting to $778, of which $718 were the financial assistance received from the Singapore, Malaysia and China governments amid the COVID-19 pandemic.

20. INCOME TAXES

(Loss)/Income before provision for income taxes consists of the following:
	For the Year Ended June 30,
	2020	2019
United States	(662)	(308)
International	1,857	1,717
Total	$1,195	$1,409

The components of the provision for income taxes are as follows:
	For the Year Ended June 30,
	2020	2019
Current:
Federal	$(1)	$(337)
State	2	2
Foreign	212	289
	$213	$(46)
Deferred:
Federal	$-	$-
State	-	-
Foreign	(225)	4
	(225)	4
Total provisions	$(12)	$(42)

A reconciliation of income tax benefit compared to the amount of income tax benefit that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:
	For the Year Ended June 30,
	2020	2019
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	(0.50)	(0.22)
Permanent items and credits	13.95	11.23
Foreign rate differential	(33.86)	(4.76)
Other	2.14	4.71
Changes in valuation allowance	(3.73)	(11.11)
Tax reform related to one-time repatriation tax	-	(23.83)
Effective rate	(1.00)%	(2.98)%

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

Due to the enactment of Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the year ended June 30, 2020.

On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted by the US Government in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a materially impact to the financial statements as of June 30, 2020.

The Company has maintained an indefinite reinvestment assertion as of June 30, 2020. Accordingly, no deferred taxes related to withholding taxes or unrealized foreign currency gains or losses have been recorded.

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

Temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities is as follows for the year ended June 30:

	For the Year Ended June 30,
Deferred tax assets:	2020	2019
Net operating losses and credits	$487	$363
Inventory valuation	121	64
Provision for bad debts	785	296
Accrued vacation	37	94
Accrued expenses	188	325
Fixed asset basis	1	23
Investment in subsidiaries	277	-
Unrealized gain	24	55
Other	51	73
Total deferred tax assets	$1,971	$1,293

Deferred tax liabilities:
Depreciation	(359)	(390)
Others	(76)	(78)
Total deferred income tax liabilities	$(435)	$(468)

Subtotal	1,536	825
Valuation allowance	(1,289)	(762)
Net deferred tax assets	$247	$63

Presented as follows in the balance sheets:
Deferred tax assets	247	390
Deferred tax liabilities	-	(327)
Net deferred tax assets	$247	$63

The valuation allowance increased by $527 and decreased by $355 in fiscal years 2020 and 2019, respectively.

At June 30, 2020, the Company had federal net operating loss carry-forwards and state net operating loss carryforward of $1,236, which expire through 2033. These carryovers may be subject to limitations under I.R.C. Section 382. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

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

21. UNRECOGNIZED TAX BENEFITS

The Company adopted ASC Topic 740, Accounting for Income Taxes - Interpretation of Topic 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Year Ended June 30,
	2020	2019
Unrecognized tax benefits	$(250)	$(250)

The Company accrues penalties and interest on unrecognized tax benefits as a component of penalties and interest expenses, respectively. The Company has not accrued any penalties or interest expense relating to the unrecognized benefits at June 30, 2020 and June 30, 2019.

The major tax jurisdictions in which the Company files income tax returns are the U.S., Singapore, China and Malaysia. The statute of limitations, in general, is open for years 2013 to 2019 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the governments of Singapore, Malaysia, China, and Thailand. However, the Company is not currently under tax examination in any other jurisdiction, including the United States.

22. REVENUE

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

Testing

The Company renders testing services to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient. The Company primarily derives testing revenue from burn-in services, manpower supply and other associated services. SSP is directly observable from the sales orders. Revenue is allocated to performance obligations satisfied at a point in time depending upon terms of the sales order. Generally, there is no other performance obligation other than what has been stated inside the sales order for each of these sales.

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

Method and Impact of Adoption

Effective as of July 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments using the modified retrospective transition method. This method was applied to contracts that were not complete as of the date of adoption. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with ASC Topic 605.

An assessment was made on the impact of all existing arrangements as at the date of adoption, under ASC Topic 606, to identify the cumulative effect of applying ASC Topic 606 on the beginning retained earnings. The Company quantified the impact of the adoption on its financial position, results of operations and cash flow, and the impact was insignificant to the Company.

The impact is primarily driven by the changes related to the accounting of standard warranty. Prior to adoption of ASC Topic 606, the Company accounted for the estimated warranty cost as a charge to costs of sales when revenue was recognized. Upon adoption of ASC Topic 606, the standard warranty for customized products is recognized as a separate performance obligation.

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

Contract Balances

The timing of revenue recognition, billings and collections may result in billed account receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities). The Company’s payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.
	June 30,
	2020	2019
Trade Accounts Receivables	5,951	7,113
Accounts Payable	2,590	3,272
Contract Assets	216	419
Contract Liabilities	476	501

Remaining Performance Obligation

As at June 30, 2020, the Company had $505 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, approximately 62.1% of this amount is expected to be recognized as revenue over the next two years, while the remaining amount is expected to be recognized between three and five years.

Refer to note 18 “Business Segments” of the Notes to Consolidated Financial Statements for information related to revenue.

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

23. EARNINGS PER SHARE

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

Options to purchase 763,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of June 30, 2020. 220,500 stock options were excluded in the computation of diluted EPS for fiscal year 2020 because they were anti-dilutive.

Options to purchase 673,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of June 30, 2019. 110,000 options were excluded in the computation of diluted EPS for fiscal year 2019 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2020	2019

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$967	$1,548
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(1)	$(3)
Net income attributable to Trio-tech International common shareholders	966	1,545

Weighted average number of common shares outstanding - basic	3,673	3,673
Dilutive effect of stock options	49	89
Number of shares used to compute earnings per share - diluted	3,722	3,762

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.26	$0.42
Basic loss per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from net income attributable to Trio-Tech International	$0.26	$0.42

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.26	$0.41
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted Earnings per Share from net income attributable to Trio-Tech International	$0.26	$0.41

24. STOCK OPTIONS

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

For the Year Ended June 30,
	2020	2019
Expected volatility	45.38% to 65.49%	45.38% to 97.48%
Risk-free interest rate	0.30% to 2.35%	0.30% to 2.35%
Exepected life (years)	2.5-3.25	2.5-3.25

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the twelve months ended June 30, 2020. The observation period covered is consistent with the expected life of the options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

2017 Employee Stock Option Plan

The Company’s 2017 Employee Plan permits the grant of stock options to its employees covering up to an aggregate of 300,000 shares of Common Stock. Under the 2017 Employee Plan, all options must be granted with an exercise price of no less than fair value as of the grant date and the options granted must be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2017 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method on a straight-line basis for each separately vesting portion of the award. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Employee Plan).

The Company granted options to purchase 60,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan during the twelve months ended June 30, 2020.

There were no stock options exercised during the twelve months ended June 30, 2020. The Company recognized stock-based compensation expenses of $6 and $34 in the three and twelve months ended June 30, 2020, respectively under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $29 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years. The weighted-average remaining contractual term for non-vested options was 2.03 years.

As of June 30, 2020, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 98,000 shares of Common Stock. The weighted-average exercise price was $4.44, and the weighted average contractual term was 3.41 years. The total fair value of vested employee stock options as of June 30, 2020 was $435.

The Company granted options to purchase 76,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan during the twelve months ended June 30, 2019. There were no stock options exercised during the twelve months ended June 30, 2019. The Company recognized stock-based compensation expenses of $18 and $29 in the three and twelve months ended June 30, 2019, respectively, under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $14 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years. The weighted-average remaining contractual term for non-vested options was 2.37 years.

As of June 30, 2019, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 49,000 shares of Common Stock. The weighted-average exercise price was $4.97, and the weighted average contractual term was 4.11 years. The total fair value of vested employee stock options as of June 30, 2019 was $244.

A summary of option activities under the 2017 Employee Plan during the twelve-month period ended June 30, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	136,000	$4.53	4.28	$-
Granted	60,000	2.53	2.73	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2020	196,000	3.92	3.72	36
Exercisable at June 30, 2020	98,000	4.44	3.41	9

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2020 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	87,000	$4.28
Granted	60,000	2.53
Vested	(49,000)	(4.44)
Forfeited	-	-
Non-vested at June 30, 2020	98,000	$3.39

A summary of option activities under the 2017 Employee Plan during the twelve-month period ended June 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	60,000	$5.98	4.73	$-
Granted	76,000	3.38	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2019	136,000	4.53	4.28	-
Exercisable at June 30, 2019	49,000	4.97	4.11	-

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2019 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2018	45,000	$5.98
Granted	76,000	3.38
Vested	(34,000)	(4.53)
Forfeited	-	-
Non-vested at June 30, 2019	87,000	$4.28

2007 Employee Stock Option Plan

The 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

There was no option exercised during the twelve months ended June 30, 2020. The Company recognized stock-based compensation expenses of $Nil in the twelve months ended June 30, 2020 under the 2007 Employee Plan.

There were 50,000 options exercised during the twelve months ended June 30, 2019. The Company recognized stock-based compensation expenses of $1 in the twelve months ended June 30, 2019 under the 2007 Employee Plan.

As of June 30, 2020, there were vested employee stock options that were exercisable covering a total of 77,500 shares of Common Stock. The weighted-average exercise price was $3.69 and the weighted average contractual term was 1.22 years. The total fair value of vested employee stock options as of June 30, 2019 was $286.

As of June 30, 2019, there were vested employee stock options that were exercisable covering a total of 68,125 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average contractual term was 2.15 years. The total fair value of vested employee stock options as of June 30, 2020 was $247.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2019	77,500	$3.69	2.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2020	77,500	$3.69	1.22	$-
Exercisable at June 30, 2020	77,500	$3.69	1.22	$-

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	127,500	$3.52	2.10	$121
Granted	-	-	-	-
Exercised	(50,000)	3.26	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2019	77,500	$3.69	2.22	$-
Exercisable at June 30, 2019	68,125	$3.62	2.15	$-

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2020 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2019	9,375	$4.14
Granted	-	-
Vested	(9,375)	(3.69)
Forfeited	-	-
Non-vested at June 30, 2020	-	$-

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2019 is presented below:

		Weighted Average Grant-Date
	Options	Fair Value
Non-vested at July 1, 2018	28,750	$3.83
Granted	-	-
Vested	(19,375)	(3.69)
Forfeited	-	-
Non-vested at June 30, 2019	9,375	$4.14

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

In the fiscal year ended June 30, 2020, the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 80,000 shares of the Company’s Common Stock was approximately $202 based on the fair value of $2.53 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2017 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2020. There were no options exercised during the twelve months ended June 30, 2020. The Company recognized stock-based compensation expenses of $24 in the twelve months ended June 30, 2020 under the 2017 Directors Plan.

In the fiscal year ended June 30, 2019, the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 80,000 shares of the Company’s Common Stock was approximately $262 based on the fair value of $3.28 per share determined by the Black Scholes option pricing model. As all of the stock options granted under the 2017 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2019. There were no options exercised during the twelve months ended June 30, 2019. The Company recognized stock-based compensation expenses of $26 in the twelve months ended June 30, 2019 under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the twelve months ended June 30, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	160,000	$4.63	4.25	$-
Granted	80,000	2.53	4.73	48
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2020	240,000	3.93	3.75	48
Exercisable at June 30, 2020	240,000	3.93	3.75	48

A summary of option activities under the 2017 Directors Plan during the twelve months ended June 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	80,000	$5.98	4.73	$-
Granted	80,000	3.28	4.78	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2019	160,000	4.63	4.25	-
Exercisable at June 30, 2019	160,000	4.63	4.25	-

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

There were 50,000 stock options expired, while no stock options were exercised during the twelve month period ended June 30, 2020. The Company did not recognize any stock-based compensation expenses during the twelve month ended June 30, 2020.

As the 2007 Directors plan terminated in fiscal 2018, the Company did not grant any options pursuant to the 2007 Director Plan during the twelve months ended June 30, 2019. There were 70,000 worth of stock options exercised during the twelve month period ended June 30, 2019. The Company did not recognize any stock-based compensation expenses during the twelve months ended June 30, 2019.

As of June 30, 2020, there were vested director stock options covering a total of 250,000 shares of Common Stock. The weighted-average exercise price was $3.32 and the weighted average remaining contractual term was 0.83 years. The total fair value of vested directors' stock options as of June 30, 2020 was $831. All director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2020.

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

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	300,000	3.40	1.58	9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	3.81	-	-
Outstanding at June 30, 2020	250,000	3.32	0.83	22
Exercisable at June 30, 2020	250,000	3.32	0.83	22

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2018	390,000	3.41	2.05	412
Granted	-	-	-	-
Exercised	(70,000)	3.40	-	-
Forfeited or expired	(20,000)	3.62	-	-
Outstanding at June 30, 2019	300,000	3.40	1.58	9
Exercisable at June 30, 2019	300,000	3.40	1.58	9

25.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases were $67 and $86 for the years ended June 30, 2020 and 2019, respectively.

Future minimum rental income in China and Thailand to be received from fiscal year 2021 to fiscal year 2022 on non-cancellable operating leases is contractually due as of June 30, 2020 as follows:

2021	$120
2022	$114
$234

Future minimum rental income in China and Thailand to be received from fiscal year 2020 to fiscal year 2021 on non-cancellable operating leases is contractually due as of June 30, 2019 as follows:

2020	$93
2021	$6
$99

Company as Lessee

The Company has operating leases for corporate offices and research and development facilities with remaining lease terms of 1 year to 3 years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases is as follows (in thousands):

		June 30,
Components of Lease Balances	Classification	2020
Assets
Operating lease assets	Right-of-use asset-operating, net	$944
Finance lease assets	Property, plant & equipment	1,372
Accumulated amortization Right-of-use asset		(526)
Assets	Property, plant & equipment	$846
Total Leased Assets		$1,790

Liabilities
Operating Lease Liabilities
Current portion	Current portion of lease liability- operating	$477
Long-term portion	Lease liability- operating, net of current portion	467
Total Operating Lease Liabilities		$944
Finance Lease Liabilities
Current portion of finance leases	Current portion of lease liability- finance	$231
Net of current portion of finance leases	Lease liability- finance, net of current portion	435
Total Finance Lease Liabilities		$666

Total Lease Liabilities		$1,610

	3 Months Ended	12 Months Ended
	June 30, 2020
Lease Cost
Finance lease cost:
Interest on lease liability	11	$48
Amortization of right-of-use asset	60	272
Total Finance Lease Cost	71	320

Operating Lease Costs $	185	$727

Other information related to leases were as follows (in thousands except lease term and discount rate):
June 30,
2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(61)
Operating cash flows from operating leases	$(727)
Finance cash flows from finance leases	$279
Right-of-use assets obtained in exchange for new operating lease liabilities	$944

Weighted-average remaining lease term:
Finance leases	3.40
Operating leases	1.88
Weighted-average discount rate:
Finance leases	3.36
Operating leases	4.5

As of June 30, 2020, the maturities of the Company's operating and finance lease liabilities were as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2021	509	265
2022	317	211
2023	168	133
2024	-	107
Thereafter	-	20
Total future minimum lease payments	$994	$736
Less: amount representing interest	(50)	(70)
Present value of net minimum lease payments	944	666

Presentation on statement of financial position
Current	$477	$231
Non-Current	$467	$435

As of June 30, 2019, future minimum lease payments under finance leases and non-cancellable operating leases were as follows:

Fiscal Year	Operating Lease Liabilities	Finance Lease Liabilities
2020	$646	$283
2021	216	187
2022	47	143
2023	1	68
2024	-	44
Total future minimum lease payments	$910	$725

26. NON-CONTROLLING INTEREST

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
Non-controlling interest	2020	2019
Beginning balance	$1,195	$1,522
Net income	238	(97)
Dividend declared by a subsidiary	(235)	(125)
Translation adjustment	(18)	(105)
Ending balance	$1,180	$1,195

27. PAYCHECK PROTECTION PROGRAM LOAN

The Coronavirus Aid, Relief, and Economic Security (CARES) Act created the Paycheck Protection Program (PPP) to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. The PPP is a loan program designed to provide a direct incentive for small businesses to keep their employees on payroll.

The loans have a 1% fixed interest rate and are due in two years with payment deferred for the first six months. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions and are subject to audit by the U.S. government. The loans will be forgiven if the loan proceeds were used for eligible purposes, including payroll, benefits, rent and utilities, and the Company maintained its payroll levels for eight weeks.

In May 2020, the Company received loan proceeds in the amount of approximately $121 under the PPP. The Company accounted for the PPP loan as a financial liability in accordance with Accounting Standards Codification (ASC) 470 Debt after considering the following aspects: (1) the legal form of a PPP loan is debt, regardless of whether the Company expects the loan to be forgiven (2) given the degree of uncertainty and complexity surrounding the PPP loan forgiveness process, this may impact a Company’s initial assessment.

Under ASC 470, the Company recognizes a liability for the full amount of PPP proceeds received and accrues interest over the term of the loan. No additional interest was imputed at a market rate because the guidance on imputing interest in ASC 835-30 excludes transactions where interest rates are prescribed by a government agency. If any amount is ultimately forgiven (i.e., the Company is legally released from being the loan’s primary obligor in accordance with ASC 405-20), income from the extinguishment of the liability would be recognized in the income statement as a gain on loan extinguishment. The Company intends to use the proceeds for purposes consistent with the PPP. Hence, the Company expects that its use of the loan proceeds will meet the conditions for forgiveness of the loan. In considering the term of the loan and payment deferred portion, the Company determined that the loan would be presented as a curent portion of $54 and non current portion of $67 in the balance sheet.

28. OTHER SIGNIFICANT TRANSACTIONS

In accordance with the accounting guidance for property, plant and equipment, assets are measured at the lower of the carrying value or fair value less costs to sell. As a result of one of our customer’s products coming to the end of its product burn-in cycle earlier than expected, the Company determined the carrying value of the group of assets that served the above mentioned product was higher than the fair value less costs to sell. As a result, an impairment charge of $139 was recorded within operating costs during the third quarter of 2020. The Company does not expect to record a significant gain or loss upon disposition of the assets. The Company did not have similar transactions in the previous fiscal year.