Form 10-Q
period 2020-09-30
TRIO-TECH INTERNATIONAL
filed 2020-11-13
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 1, 2020, there were 3,710,555 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and June 30, 2020	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2020 (Unaudited) and the September 30, 2019 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

Signatures		39

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company.  In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; public health issues related to the COVID-19 pandemic; the trade tension between U.S. and China; and other economic, financial and regulatory factors beyond the Company’s control. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2020	June 30, 2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,849	$4,150
Short-term deposits	6,678	6,697
Trade accounts receivable, less allowance for doubtful accounts of $318 and $314, respectively	5,745	5,951
Other receivables	905	998
Inventories, less provision for obsolete inventories of $692 and $678, respectively	1,872	1,922
Prepaid expenses and other current assets	417	482
Total current assets	20,466	20,200
NON-CURRENT ASSETS:
Deferred tax assets	276	247
Investment properties, net	699	690
Property, plant and equipment, net	10,135	10,310
Operating lease right-of-use assets	819	944
Other assets	1,738	1,609
Restricted term deposits	1,695	1,660
Total non-current assets	15,362	15,460
TOTAL ASSETS	$35,828	$35,660

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$-	$172
Accounts payable	2,024	2,590
Accrued expenses	3,549	3,005
Income taxes payable	360	344
Current portion of bank loans payable	425	370
Current portion of finance leases	224	231
Current portion of operating leases	425	477
Current portion of PPP loan	121	54
Total current liabilities	7,128	7,243
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,956	1,836
Finance leases, net of current portion	394	435
Operating leases, net of current portion	394	467
Income taxes payable	385	430
PPP loan, net of current portion	-	67
Other non-current liabilities	33	36
Total non-current liabilities	3,162	3,271
TOTAL LIABILITIES	$10,290	$10,514

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,685,555 shares issued outstanding as at September 30 and June 30, 2020 and 3,673,055 shares as at June 30,2020, respectively	$11,458	$11,424
Paid-in capital	3,369	3,363
Accumulated retained earnings	8,028	8,036
Accumulated other comprehensive income-translation adjustments	1,747	1,143
Total Trio-Tech International shareholders' equity	24,602	23,966
Non-controlling interest	936	1,180
TOTAL EQUITY	$25,538	$25,146
TOTAL LIABILITIES AND EQUITY	$35,828	$35,660

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2020	2019
Revenue
Manufacturing	$2,625	$3,317
Testing services	2,954	4,390
Distribution	1,258	2,099
Real estate	4	17
	6,841	9,823
Cost of Sales
Cost of manufactured products sold	1,937	2,555
Cost of testing services rendered	2,322	3,191
Cost of distribution	1,047	1,807
Cost of real estate	17	18
	5,323	7,571
Gross Margin	1,518	2,252

Operating Expenses:
General and administrative	1,660	1,788
Selling	111	190
Research and development	75	76
Gain on disposal of property, plant and equipment	(1)	(24)
Total operating expenses	1,845	2,030

(Loss)/Income from Operations	(327)	222

Other Income/(Expenses)
Interest expenses	(37)	(68)
Other income, net	211	110
Total other income	174	42

(Loss)/ Income from Continuing Operations before Income Taxes	(153)	264

Income Tax Expenses	(7)	-

(Loss)/ Income from Continuing Operations before Non-controlling Interest, Net of Tax	(160)	264

Discontinued Operations
Loss from discontinued operations, net of tax	(6)	(1)
NET (LOSS)/ INCOME	(166)	263

Less: Net loss attributable to the non-controlling interest	(158)	(10)
Net (Loss)/ Income Attributable to Trio-Tech International Common Shareholders	$(8)	$273

Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from continuing operations, net of tax	(5)	274
Loss from discontinued operations, net of tax	(3)	(1)
Net Loss Attributable to Trio-Tech International Common Shareholders	$(8)	$273

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$-	$0.07
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$-	$0.07

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$-	$0.07
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$-	$0.07

Weighted average number of common shares outstanding
Basic	3,686	3,673
Dilutive effect of stock options	80	17
Number of shares used to compute earnings per share diluted	3,766	3,690

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2020	2019
Comprehensive Income (Loss) Attributable to Trio-Tech International Common Shareholders:

Net (loss)/income	(166)	263
Foreign currency translation, net of tax	640	(563)
Comprehensive Income/(Loss)	474	(300)
Less: Comprehensive (loss)/income attributable to the non-controlling interests	(122)	9
Comprehensive Income/(Loss) Attributable to Trio-Tech International Common Shareholders	$596	$(309)

 See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Three Months ended September 30, 2020	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2020	3,673	11,424	3,363	8,036	1,143	1,180	25,146
Stock option expenses	-	-	6	-	-	-	6
Net loss	-	-	-	(8)	-	(158)	(166)
Dividend declared by subsidiary	-	-	-	-	-	(122)	(122)
Exercise of stock option	13	34	-	-	-	-	34
Translation adjustment	-	-	-	-	604	36	640
Balance at Sept. 30, 2020	3,686	11,458	3,369	8,028	1,747	936	25,538

Three Months ended September 30, 2019	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2019	3,673	11,424	3,305	7,070	1,867	1,195	24,861
Stock option expenses	-	-	8	-	-	-	8
Net income / (loss)	-	-	-	273	-	(10)	263
Dividend declared by subsidiary	-	-	-	-	-	-	-
Exercise of stock option	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(582)	19	(563)
Balance at Sept. 30, 2019	3,673	11,424	3,313	7,343	1,285	1,204	24,569

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net (loss) / income	$(166)	$263
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	702	786
Stock compensation	-	8
Addition / (Reversal) of provision for obsolete inventories	6	(5)
Stock option expense	6	-
Bad debt recovery	(5)	(13)
Accrued interest expense, net accrued interest income	-	(10)
Payment of interest portion of finance lease	(10)	-
Warranty recovery, net	-	(1)
Gain on sale of property, plant and equipment- continuing operations	(1)	(24)
Deferred tax benefit	(19)	(4)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	219	(386)
Other receivables	93	61
Other assets	(67)	98
Inventories	67	707
Prepaid expenses and other current assets	71	(59)
Accounts payable and accrued expenses	(236)	(136)
Income taxes payable	(23)	(93)
Operating lease liabilities	(174)	(202)
Net Cash Provided by Operating Activities	463	990

Cash Flow from Investing Activities
Investment in unrestricted term deposits, net (Note 1a)	-	(1,165)
Short-term advances	(6)
Additions to property, plant and equipment	(87)	(500)
Net Cash Used in Investing Activities	(93)	(1,665)

Cash Flow from Financing Activities
Payment on lines of credit	(174)	(604)
Payment of bank loans	(103)	(122)
Payment of finance leases	(54)	(65)
Dividends paid on non-controlling interest	(122)	-
Proceeds from exercising stock options	34	-
Proceeds from lines of credit	-	410
Proceeds from bank loans	208	-
Proceeds from principal of finance lease	-	44
Net Cash Used in Financing Activities	(211)	(337)

Effect of Changes in Exchange Rate	575	(173)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	734	(1,185)
Cash, cash equivalents, and restricted cash at beginning of period	5,810	6,569
Cash, cash equivalents, and restricted cash at end of period	$6,544	$5,384

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$67	$61
Income taxes	$45	$124

Non-Cash Transactions
Finance lease of property, plant and equipment	$-	$44
Reconciliation of cash, cash equivalents, and restricted cash
Cash	4,849	3,710
Restricted term-deposits in non-current assets	1,695	1,674
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$6,544	$5,384

See notes to condensed consolidated financial statements.

Amounts included in restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions and serve as collateral for public utility agreements such as electricity and water. Restricted deposits are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of fiscal year 2021, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of September 30, 2020 and through the Quarterly Report dated November 13, 2020 using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended September 30, 2020, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements. As of September 30, 2020, the Company had cash and cash equivalents and short-terms deposits totalling $11,527 and unused line of credit of $5,621. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2020.

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

The standard provided an alternative modified retrospective transition method. Under this method, the cumulative effect adjustment to the opening balance of retained earnings is recognized on the date of adoption (July 1, 2019). The Company adopted ASC 842 as of July 1, 2019, and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the date of adoption, i.e., July 1, 2019.

The Company applies the guidance in ASC 842 to individual leases of assets. When the Company receives substantially all the economic benefits from and directs the use of specified property, plant and equipment, transactions give rise to leases. The Company’s classes of assets include real estate leases.

Operating leases are included in operating lease right-of-use ("ROU") assets, current portion and long-term portion of operating leases in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Finance leases are included in plant and equipment, current portion and long-term portion of finance leases in our consolidated balance sheets.

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

Leases-Lessor

For the Company as lessor, all our leases will continue to be classified as operating leases under the new standard. We do not expect the new standard to have a material effect on our financial statements and we do not expect a significant change in our leasing activities between now and adoption.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In October 2020, FASB issued ASU2020-10: Codification Improvements. This update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose because the Board provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments in this Update do not change GAAP and, therefore, are not expected to result in a significant change in practice. The amendments are effective for the Company for fiscal years beginning after December 15, 2020, including interim period within those fiscal years. Early adoption is permitted. Adoption shall be applied retrospectively. The Company is currently evaluating the impacts of the provisions of ASU 2020-10 on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. These amendments are effective for the Company for fiscal years beginning after December 15, 2023, including interim period within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently evaluating the impacts of the provisions of ASU 2020-06 on its consolidated financial statements and related disclosures.

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

Other new pronouncements issued but not yet effective until after September 30, 2020 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS
	Sep. 30, 2020 (Unaudited)	June 30, 2020

Short-term deposits	$6,696	$6,887
Currency translation effect on short-term deposits	(18)	(190)
Total short-term deposits	6,678	6,697
Restricted term deposits	1,661	1,712
Currency translation effect on restricted term deposits	34	(52)
Total restricted term deposits	1,695	1,660
Total term deposits	$8,373	$8,357

Restricted deposits represent the amount of cash pledged to secure loans payable to financial institutions and serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as non-current assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.   TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of September 30, 2020 and June 30, 2020 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	Sept. 30, 2020 (Unaudited)	June 30, 2020
Beginning	$314	$263
Additions charged to expenses	-	351
Recovered	(5)	(284)
Write-off	-	(9)
Currency translation effect	9	(7)
Ending	$318	$314

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of September 30, 2020.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	294
Less: allowance for doubtful receivables		(2,000)	(294)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	734
Less: transfer – down-payment for purchase of investment property		(5,000)	(734)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $294 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $294 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the quarter ended September 30, 2020 or for the fiscal year ended June 30, 2020. TTCQ is in the legal process of recovering the outstanding amount of $294.

The loan amounting to RMB 5,000, or approximately $734 arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in fiscal 2011. The amount was unsecured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

6.  INVENTORIES

 Inventories consisted of the following:
	Sept. 30, 2020 (Unaudited)	June 30, 2020

Raw materials	$1,238	$1,281
Work in progress	1,009	968
Finished goods	278	422
Inventories in transit	7	-
Currency translation effect	32	(71)
Less: provision for obsolete inventories	(692)	(678)
	$1,872	$1,922

The following table represents the changes in provision for obsolete inventories:
	Sept. 30, 2020 (Unaudited)	June 30, 2020

Beginning	$678	$673
Additions charged to expenses	6	26
Usage – disposition	-	(8)
Currency translation effect	8	(13)
Ending	$692	$678

7.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2020. The exchange rate is based on the market rate as of September 30, 2020.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2019	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2020	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(113)
Gross investment in rental property		9,649	1,416
Accumulated depreciation on rental property	Sep 30, 2020	(6,678)	(984)
Reclassified as “Assets held for sale”-Mao Ye Property	July 01, 2019	2,822	410
Reclassification from “Assets held for sale”-Mao Ye Property	Mar 31, 2020	(1,029)	(143)
		(4,885)	(717)
Net investment in property – China		4,764	699

The following table presents the Company’s investment in properties in China as of June 30, 2020. The exchange rate is based on the market rate as of June 30, 2020.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2019	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2020	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(166)
Gross investment in rental property		9,649	1,363
Accumulated depreciation on rental property	June 30, 2020	(6,558)	(940)
Reclassified as “Assets held for sale”-Mao Ye Property	July 01, 2019	2,822	410
Reclassification from “Assets held for sale”-Mao Ye Property	Mar 31, 2020	(1,029)	(143)
		(4,765)	(673)
Net investment in property – China		4,884	690

Rental Property I - Mao Ye Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894.

Property purchased from MaoYe generated a rental income of $nil during the three months ended September 30, 2020 as compared to $8 for the same period in last fiscal year.

Depreciation expense for MaoYe was $4 for the three months ended September 30, 2020 and 2019, respectively.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. TTCQ had yet to receive the title deed for these properties. TTCQ was in the legal process of obtaining the title deed until the developer encountered cash flow difficulties in the recent years. Since fiscal year 2018, JiangHuai has been under liquidation and is now undergoing asset distribution. Nonetheless, this is not expected to affect the property’s market value but, in view of the COVID-19 pandemic and current economic situation, it is likely to be more tedious and time-consuming for the Court in their execution of the sale.

Property purchased from JiangHuai did not generate any rental income for the three months ended September 30, 2020 and 2019.
Depreciation expense for JiangHuai was $6 for the three months ended September 30, 2020 and 2019, respectively.

Rental Property III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed, the property was handed over to TTCQ in April 2013 and the title deed was received during the third quarter of fiscal 2014.

One of the two commercial properties was leased by TTCQ to a third party under a lease providing for a rent increase of 6% every year on May 1, commencing in 2019 until the rental agreement expires on April 30, 2021. The agreement was terminated in April 2020 due to the current slow and cautious market rental conditions. Management is still actively looking for a tenant for this property.

For the other leased property, TTCQ renewed the lease agreement to rent out the 161 square meter space at a monthly rate of RMB10, or approximately $1, from November 1, 2019 to October 31, 2020.

Properties purchased from Fu Li generated a rental income of $4 for the three months ended September 30, 2020, and $9 for the same period in the last fiscal year.

Depreciation expense for Fu Li was $7 for the three months ended September 30, 2020 and 2019, respectively.

Summary

Total rental income for all investment properties in China was $4 for the three months ended September 30, 2020 and $17 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $17 for the three months ended September 30, 2020 and $18 for the same period in the last fiscal year.

8.   OTHER ASSETS

Other assets consisted of the following:
	Sept. 30, 2020 (Unaudited)	June 30, 2020
Down payment for purchase of investment properties *	$1,645	$1,645
Down payment for purchase of property, plant and equipment	69	8
Deposits for rental and utilities	166	171
Currency translation effect	(142)	(215)
Total	$1,738	$1,609

* Down payment for purchase of investment properties included:

	RMB	US Dollars
Original investment (10% of Jun Zhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of loss on Joint Venture	(137)	(22)
Net Investment as down payment(Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less: Impairment of Interest	(906)	(150)
Transferred to down payment(Note *b)	5,344	864
* Down payment for purchase of investment properties	10,207	1,645

a)
On December 2, 2010, the Company signed a Joint Venture agreement (“agreement”) with Jia Sheng Property Development Co. Ltd. (“Developer”) to form a new company, Jun Zhou Co., Limited (“Joint Venture” or “Jun Zhou”) to joint develop the “Singapore Themed Park” project (the “project”), where the Company paid RMB10 million for the 10% investment in the joint venture. The Developer paid Company management fee of RMB5 million in cash upon signing of the agreement with a remaining fee of RMB5 million payable upon fulfilment of certain conditions in accordance with the agreement. The Company further reduced its investment by RMB137, or approximately $22 towards the losses from operations incurred by the joint venture.

On October 2, 2013, the Company disposed its entire 10% interest in the joint venture. The Company recognized the disposal of its 10% investment in Jun Zhou based on the recorded net book value of RMB5 million or equivalent to US$803K, from net considerations paid, in accordance with US GAAP under ASC Topic 845 Non-monetary Consideration, and it’s presented under “Other Assets” as non-current assets to defer the recognition of the gain on the disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained.

b)
Amounts of RMB 5,000 or approximately $814 as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250 or approximately $200 and impairment on interest of RMB 906 or approximately $150.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussion with the developers, the completion date is currently estimated to be December 31, 2022. The delay was primarily due to the time needed by the developers to work with various parties to inject sufficient funds into this project.

9. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of September 30, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4895	$4,895
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$365	$365
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$361	$361

As of June 30, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$4,806
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

10.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Sept. 30, 2020 (Unaudited)	June 30, 2020
Payroll and related costs	$1,113	$1,185
Commissions	78	104
Customer deposits	18	30
Legal and audit	315	315
Sales tax	48	19
Utilities	81	80
Warranty	10	12
Accrued purchase of materials and property, plant and equipment	488	186
Provision for re-instatement	291	300
Deferred income	82	88
Contract liabilities	471	476
Other accrued expenses	354	287
Currency translation effect	200	(77)
Total	$3,549	$3,005

11.   WARRANTY ACCRUAL

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

	Sept. 30, 2020 (Unaudited)	June 30, 2020
Beginning	$12	$39
Additions charged to cost and expenses	-	1
Reversal	(2)	(27)
Currency translation effect	-	(1)
Ending	$10	$12

12.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:

	Sept. 30, 2020 (Unaudited)	June 30, 2020
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (3.85% at September 30, 2020 and June 30, 2020, respectively) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,621 and $2,543, as at September 30, 2020 and June 30, 2020, respectively.	2,113	2,295

Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	199	-

Total bank loans payable	$2,312	$2,295

Current portion of bank loans payable	413	384
Currency translation effect on current portion of bank loans	12	(14)
Current portion of bank loans payable	425	370
Long-term portion of bank loans payable	1,899	1,911
Currency translation effect on long-term portion of bank loans	57	(75)
Long-term portion of bank loans payable	$1,956	$1,836

Future minimum payments (excluding interest) as at September 30, 2020 were as follows:
Remainder of fiscal 2021	$429
2022	442
2023	457
2024	397
2025	201
Thereafter	455
Total obligations and commitments	$2,381

Future minimum payments (excluding interest) as at June 30, 2020 were as follows:

2021	$370
2022	384
2023	400
2024	403
2025	158
Thereafter	491
Total obligations and commitments	$2,206

13.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RM 571, or approximately $188 as at September 30, 2020, as compared to no capital commitment as at June 30, 2020.

Trio-Tech (Tianjin) Co. Ltd. in China has no capital commitments for the purchase of equipment and other related infrastructure costs as at September 30, 2020, as compared to no capital commitment as at June 30, 2020.

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

●
the customer has legal title;

●
the customer has physical possession;

●
the customer has significant risk and rewards of ownership; and

●
the customer has accepted the product, or whether customer acceptance is considered a formality based on history of acceptance of similar products (for example, when the customer has previously accepted the same equipment, with the same specifications, and when we can objectively demonstrate that the tool meets all the required acceptance criteria, and when the installation of the system is deemed perfunctory).

Not all indicators need to be met for the Company to conclude that control has transferred to the customer. In circumstances in which revenue is recognized prior to the product acceptance, the portion of revenue associated with its performance obligations of product installation and training services are deferred and recognized upon acceptance.

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

Terms of contract that may indicate potential variable consideration include warranty, late delivery penalty and reimbursement to solve non-conformance issues for rejected products. Based on historical and recent data trends, it is concluded that these terms of the contract do not represent potential variable consideration. The transaction price is not contingent on the occurrence of any future event.

Distribution

The Company distributes complementary products particularly equipment, industrial products and components by manufacturers mainly from the U.S., Europe, Taiwan and Japan. The Company recognizes revenue from product sales at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether control has transferred by considering several indicators discussed above. The Company recognizes the revenue at a point in time, generally upon shipment or delivery of the products to the customer or distributors, depending upon terms of the sales order.

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $92 for the three months ended September 30, 2020, as compared to $381 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the three months ended September 30, 2020 and September 30, 2019:

Business Segment Information:

	Three Months Ended Sept. 30,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amor.	Captial Expenditures
Manufacturing	2020	$2,625	(18)	10,383	106	67
	2019	$3,317	(12)	9,434	86	19

Testing Services	2020	2,954	(337)	20,848	579	20
	2019	4,390	68	22,138	681	520

Distribution	2020	1,258	124	758	-	-
	2019	2,099	204	785	1	-

Real Estate	2020	4	(27)	3,722	17	-
	2019	17	(17)	3,577	18	-

Fabrication	2020	-	-	25	-	-
Services *	2019	-	-	27	-	-

Corporate &	2020	-	(69)	92	-	-
Unallocated	2019	-	(21)	157	-	-

Total Company	2020	$6,841	(327)	35,828	702	87
	2019	$9,823	222	36,118	786	539**

* Fabrication services is a discontinued operation.

**Amount reflecting additions of property, plant & equipment amounted to $539 offset by a trade-in value of $39 from the disposal during the three months ended September 30, 2019

15. OTHER INCOME

Other income consisted of the following:
	Three Months Ended September 30,
	2020	2019
Interest income	40	32
Other rental income	21	30
Exchange (gain)/loss	(44)	5
Bad debt recovery	-	11
Dividend income	2	-
Government grant	154	-
Other miscellaneous income	38	32
Total	$211	$110

During the first quarter of fiscal year 2021, the Company received government grants amounting to $154, of which $142 were the financial assistance received from the Singapore and Malaysia governments amid the COVID-19 pandemic.

16.  INCOME TAX

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. The statute of limitations, in general, is open for years 2014 to 2020 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the tax authorities of the respective jurisdiction to which the subsidiaries belong.

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

Due to the enactment of Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense is $Nil for the period ended September 30, 2020.

The Company's income tax expense was $7 and $Nil for the three months ended September 30, 2020 and September 30, 2019, respectively. Our effective tax rate (“ETR”) from continuing operations was 5% and 0% for the quarter ended September 30, 2020 and September 30, 2019 respectively.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at September 30, 2020.

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

17.  CONTRACT BALANCES

The timing of revenue recognition, billings and collections may result in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities). The Company’s payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment with the remainder payable within 30 days of acceptance. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.

	Sept. 30, Jun 30,
	2020 (Unaudited)	2020
Trade Accounts Receivable	5,745	5,951
Accounts Payable	2,024	2,590
Contract Assets	255	216
Contract Liabilities	471	476

Remaining Performance Obligation

As at September 30, 2020, the Company had $478 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, approximately 69 percent of this amount is expected to be recognized as revenue over the next two years with the remaining of the amount expected to be recognized between three and five years.

Refer to note 14 “Business Segments” of the Notes to Condensed Consolidated Financial Statements for information related to revenue.

18.   EARNINGS PER SHARE

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

Options to purchase 751,000 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of September 30, 2020. 220,500 stock options were excluded in the computation of diluted EPS for the three months ended September 30, 2020 because they were anti-dilutive.

Options to purchase 673,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of September 30, 2019. 242,125 stock options were excluded in the computation of diluted EPS for the three months ended September 30, 2020 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended
	September 30,
	2020 (Unaudited)	2019 (Unaudited)
(Loss) / Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(5)	$274
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(3)	(1)
Net (loss) / income attributable to Trio-Tech International common shareholders	$(8)	$273

Weighted average number of common shares outstanding - basic	3,686	3,673
Dilutive effect of stock options	80	17
Number of shares used to compute earnings per share – diluted	3,766	3,690

Basic earnings per share from continuing operations attributable to Trio-Tech International	-	0.07

Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$-	$0.07

Diluted earnings per share from continuing operations attributable to Trio-Tech International	-	0.07

Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$-	$0.07

19.  STOCK OPTIONS

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Three Months Ended September 30,
	2020	2019
Expected volatility	45.38%to 65.49%	45.38%to 97.48%
Risk-free interest rate	0.30% to 2.35%	0.30% to 2.35%
Expected life (years)	2.5 -3.25	2.5 -3.25

The expected volatilities are based on the historical volatility of the Company’s stock. Due to lower volatility, the observation is made on a daily basis for the three months ended September 30, 2020. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the first quarter of fiscal year 2021, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the three-month period ended September 30, 2020. The Company recognized $6 stock-based compensation expenses during the three months ended September 30, 2020.

During the first quarter of fiscal year 2020, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the three-month period ended September 30, 2019. The Company recognized $8 stock-based compensation expenses during the three months ended September 30, 2019.

As of September 30, 2020, there were vested stock options granted under the 2017 Employee Plan covering a total of 98,000 shares of Common Stock. The weighted-average exercise price was $4.44 and the weighted average remaining contractual term was 3.16 years.

As of September 30, 2019, there were vested stock options granted under the 2017 Employee Plan covering a total of 49,000 shares of Common Stock. The weighted-average exercise price was $4.97 and the weighted average remaining contractual term was 3.86 years.

A summary of option activities under the 2017 Employee Plan during the three months period ended September 30, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	196,000	$3.92	3.72	$36
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	196,000	3.92	3.47	62
Exercisable at September 30, 2020	98,000	4.44	3.16	18

A summary of the Company’s non-vested employee stock options during the three months ended September 30, 2020 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2020	98,000	$3.39
Granted	-	-
Vested	--	-
Forfeited	-	-
Non-vested at September 30, 2020	98,000	$3.39

A summary of option activities under the 2017 Employee Plan during the three months period ended September 30, 2019 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	136,000	$4.53	4.28	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	136,000	4.53	4.02	19.2
Exercisable at September 30, 2019	49,000	4.97	3.86	5

A summary of the Company’s non-vested employee stock options during the three months ended September 30, 2019 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	87,000	$4.28
Granted	-	-
Vested	---	-
Forfeited	-	-
Non-vested at September 30, 2019	87,000	$4.28

2007 Employee Stock Option Plan

The 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2020 and September 30, 2019 respectively.

There were no options exercised during the three months ended September 30, 2020 and September 30, 2019. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2020 and September 30, 2019.

As of September 30, 2020, there were vested stock options granted under the 2007 Employee Plan covering a total of 77,500 shares of Common Stock. The weighted-average exercise price was $3.69 and the weighted average remaining contractual term was 0.96 years.

As of September 30, 2019, there were vested stock options granted under the 2007 Employee Plan covering a total of 68,125 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average remaining contractual term was 1.89 years.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2020 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	77,500	$3.69	1.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	77,500	$3.69	0.96	$6
Exercisable at September 30, 2020	77,500	$3.69	0.96	$6

There were no non-vested employee stock options during the three months ended September 30, 2020.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2019	77,500	$3.69	2.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	77,500	$3.69	1.97	$14
Exercisable at September 30, 2019	68,125	$3.62	1.89	$14

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2019 is presented below:
	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	9,375	$4.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2019	-	$4.14

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

During the first quarter of fiscal year 2021, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the three months ended September 30, 2020. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2020.

During the first quarter of fiscal year 2020, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the three months ended September 30, 2019. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2019.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of September 30, 2020.

As of September 30, 2020, there were vested stock options granted under the 2017 Directors Plan covering a total of 240,000 shares of Common Stock. The weighted-average exercise price was $3.93 and the weighted average remaining contractual term was 3.49 years.

As of September 30, 2019, there were vested stock options granted under the 2017 Directors Plan covering a total of 160,000 shares of Common Stock. The weighted-average exercise price was $4.63 and the weighted average remaining contractual term was 4.00 years.

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2020 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	240,000	$3.93	3.75	$48
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	240,000	3.93	3.49	82
Exercisable at September 30, 2020	240,000	3.93	3.49	82

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2019 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	160,000	$4.63	4.25	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	160,000	4.63	4.00	26
Exercisable at September 30, 2019	160,000	4.63	4.00	26

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Directors Plan permitted the issuance of options to directors.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Directors Plan during the three months ended September 30, 2020 and September 30, 2019.

12,500 of stock options exercised during the three months ended September 30, 2020. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2020.

There were no stock options exercised during the three months ended September 30, 2019. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2019.

As of September 30, 2020, there were vested stock options granted under the 2007 Directors Plan covering a total of 237,500 shares of Common Stock. The weighted-average exercise price was $3.36 and the weighted average remaining contractual term was 0.61 years.

As of September 30, 2019, there were vested stock options granted under the 2007 Directors Plan covering a total of 300,000 shares of Common Stock. The weighted-average exercise price was $3.40 and the weighted average remaining contractual term was 1.33 years.

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2020 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	250,000	$3.32	0.83	$22
Granted	-	-	-	-
Exercised	(12,500)	2.69	-	11
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	237,500	$3.36	0.61	$51
Exercisable at September 30, 2020	237,500	$3.36	0.61	$51

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2019 is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	300,000	$3.40	1.58	$9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	300,000	$3.40	1.33	$97
Exercisable at September 30, 2019	300,000	$3.40	1.33	$97

20.  LEASES

Company as Lessor

Operating leases where we are lessor arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $17 for both 3 months ended September 30, 2020 and September 30, 2019.

Future minimum rental income in China and Thailand to be received from fiscal year 2021 to fiscal year 2022 on non-cancelable operating leases is contractually due as follows as of September 30, 2020:

2021	$101
2022	117
$218

Future minimum rental income in China and Thailand to be received from fiscal year 2021 to fiscal year 2022 on non-cancelable operating leases is contractually due as follows as of June 30, 2020:

2021	120
2022	114
$234

Company as Lessee

The Company (or an affiliate) is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of 1 year to 3 years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):
September 30,
2020
(Unaudited)
Finance Leases(Plant and Equipment)
Plant and equipment, at cost	1,540
Accumulated depreciation	769
Plant and equipment, net	771

Current portion of finance leases	261
Net of current portion of finance leases	560
Total finance lease liabilities	821

Operating Leases (Corporate offices, Research and development facilities)
Operating lease right-of-use assets	819

Current portion of operating leases	425
Net of current portion of operating leases	394
Total operating lease liabilities	819
Lease Cost
Finance Lease Cost:
Interest on Finance Lease	12
Amortization of right-of -use asset	15
Total Finance Lease Cost	27

Operating Lease Costs	186

Other information related to leases was as follows (in thousands except lease term and discount rate):
September 30,
2020
(Unaudited)
Cash Paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(10)
Operating cash flows from operating leases	(174)
Finance cash flows from finance leases	(54)
Right-of-use assets obtained in exchange for new operating lease liabilities	-

Weighted-average remaining lease term:
Finance leases	3.51
Operating leases	1.62
Weighted-average Discount Rate:
Finance leases	3.35%
Operating leases	4.57%

As of September 30, 2020, the maturities of the Company's operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of 2021	$452	255
2022	$308	199
2023	99	123
2024	-	98
2025	-	5
Total future minimum lease payments	$859	680
Less: amount representing interest	(40)	(62)
Present value of net minimum lease payments	819	618

Presentation on statement of financial position
Current	$425	224
Non-Current	$394	394

As of June 30, 2020, future minimum lease payments under finance leases and non-cancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of 2021	$509	265
2022	$317	211
2023	168	133
2024	-	107
2025	-	20
Total future minimum lease payments	$994	736
Less: amount representing interest	(50)	(70)
Present value of net minimum lease payments	944	666

Presentation on statement of financial position
Current	$477	231
Non-Current	$467	435

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2020 and 2019.

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

In May 2020, the Company received loan proceeds in the amount of approximately $121 under the PPP. The Company accounted for the PPP loan as a financial liability in accordance with Accounting Standards Codification (ASC) 470 Debt after considering the following aspects: (1) the legal form of a PPP loan is debt regardless of whether the Company expects the loan to be forgiven (2) given the degree of uncertainty and complexity surrounding the PPP loan forgiveness process, this may impact a Company’s initial assessment.

Under ASC 470, the Company recognizes a liability for the full amount of PPP proceeds received and accrues interest over the term of the loan. No additional interest was imputed at a market rate because the guidance on imputing interest in ASC 835-30 excludes transactions where interest rates are prescribed by a government agency. If any amount is ultimately forgiven (i.e., the Company is legally released from being the loan’s primary obligor in accordance with ASC 405-20), income from the extinguishment of the liability would be recognized in the income statement as a gain on loan extinguishment. The Company intends to use the proceeds for purposes consistent with the PPP. Hence, the Company expects that its use of the loan proceeds will meet the conditions for forgiveness of the loan. In considering the term of the loan and payment deferred portion, the Company determined that the loan would be presented as a current portion of $121 in the balance sheet.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

TTI generated approximately 99.9% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended September 30, 2020. The Real Estate segment contributed only 0.1% to the total revenue during the three months ended September 30, 2020.

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

Real Estate

Beginning in 2007, TTI has invested in real estate property in Chongqing, China, which has generated investment income from rental revenue, and investment returns from deemed loan receivables, which are classified as other income. The rental income is generated from the rental properties in MaoYe and FuLi in Chongqing, China. In the second quarter of fiscal 2015, the investment in JiaSheng, which was deemed as loans receivable, was transferred to down payment for purchase of investment property in China.

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

The most significant near-term impacts of the on-going COVID-19 pandemic on our financial performance are a decline in customers’ volume of testing services in our Malaysia and China Operations and customers’ order in our manufacturing segment in our U.S. and Singapore operations.

The Company received an aggregate of $142 in government assistance in the Singapore, and Malaysia operations to mitigate the adverse impact on the business from the pandemic. The Company believes that, as with other business entities in Singapore, it will receive additional government assistance for a period to ease the financial impact caused by the pandemic.

As of September 30, 2020, the Company had cash and cash equivalents and short-term deposits totaling $11,527 and an unused line of credit of $5,621. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

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

First Quarter Fiscal Year 2021 Highlights

●
Total revenue decreased by $2,982 or 30.3%, to $6,841 in the first quarter of fiscal year 2021, compared to $9,823 for the same period in fiscal year 2020.
●
Manufacturing segment revenue decreased by $692, or 20.9%, to $2,625 for the first quarter of fiscal year 2021, compared to $3,317 for the same period in fiscal year 2020.
●
Testing segment revenue decreased by $1,436, or 32.7%, to $2,954 for the first quarter of fiscal year 2021, compared to $4,390 for the same period in fiscal year 2020.
●
Distribution segment revenue decreased by $841, or 40.1%, to $1,258 for the first quarter of fiscal year 2021, compared to $2,099 for the same period in fiscal year 2020.
●
Real estate segment rental revenue decreased by $13 or 76.5% to $4 for the first quarter of fiscal year 2021 compared to $17 for the same period in fiscal year 2020.
●
The overall gross profit margin decreased by 0.7% to 22.2% for the first quarter of fiscal year 2021, from 22.9% for the same period in fiscal year 2020.
●
Loss from operations was $327 for the first quarter of fiscal year 2021, a deterioration of $549, as compared to income from operations of $222 for the same period in fiscal year 2020.
●
General and administrative expenses decreased by $128, or 7.1%, to $1,660 for the first quarter of fiscal year 2021, from $1,788 for the same period in fiscal year 2020.
●
Selling expenses decreased by $79, or 41.6%, to $111 for the first quarter of fiscal year 2021, from $190 for the same period in fiscal year 2020.
●
Other income increased by $101 to $211 in the first quarter of fiscal year 2021 compared to $110 in the same period in fiscal year 2020.
●
Income tax expenses was $7 in the first quarter of fiscal year 2021, an increase of $7 as compared to an income tax expense of $nil in the same period in fiscal year 2020.
●
During the first quarter of fiscal year 2021, loss from continuing operations before non-controlling interest, net of tax was $160, as compared to income from continuing operations before non-controlling inteterst of $264 for the same period in fiscal year 2020.
●
Net loss attributable to non-controlling interest for the first quarter of fiscal year 2021 was $158, an increase of $148, as compared to $10 in the same period in fiscal year 2020.
●
Basic Earnings per share for the first quarter of fiscal year 2021 were $nil, as compared to earnings per share of $0.07 for the same period in fiscal year 2020.
●
Dilutive Earnings per share for the first quarter of fiscal year 2021 were $nil, as compared to earnings per share of $0.07 for the same period in fiscal year 2020.
●
Total assets increased by $168 to $35,828 as of September 30, 2020 compared to $35,660 as of June 30, 2020.
●
Total liabilities decreased by $224 to $10,290 as of September 30, 2020 compared to $10,514 as of June 30, 2020.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2020 and 2019, respectively.

Revenue Components	Three Months Ended September 30,
	2020	2019
Revenue:
Manufacturing	38.3%	33.8%
Testing Services	43.2	44.7
Distribution	18.4	21.3
Real Estate	0.1	0.2
Total	100.0%	100.0%

Revenue for the three months ended September 30, 2020 was $6,841, a decrease of $2,982 from $9,823 when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 30.4% for the three months ended September 30, 2020 when compared to revenue for the same period of the prior year.

For the three months ended September 30, 2020, there was a decrease in revenue across all segments amid the global pandemic when compared to the same period of the prior fiscal year.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $2,780 or 30.3%, to $6,407 for the three months ended September 30, 2020, as compared with $9,187 for the same period of last fiscal year.

Total revenue into and within the U.S. was $433 for the three months ended September 30, 2020, a decrease of $203 from $636 for the same period of the prior year.

Revenue within our four current segments for the three months ended September 30, 2020 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 38.3% for the three months ended September 30, 2020, an increase of 4.5% of total revenue when compared to 33.8% in the same period of the last fiscal year. The absolute amount of revenue decreased by $692 to $2,625 for the three months ended September 30, 2020, compared to $3,317, for the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended September 30, 2020 decreased primarily due to the adverse impact to the global market brought about by the global pandemic, resulting in a decrease in orders by customers in the Singapore and U.S. operations.

Revenue in the manufacturing segment from a major customer accounted for 12.5% and 39.3% of our revenue in the manufacturing segment for the three months ended September 30, 2020 and 2019, respectively. The future revenue in our manufacturing segment will be affected by the purchase and capital expenditure plans of this major customer, if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 43.2% for the three months ended September 30, 2020, a decrease of 1.5% of the total revenue when compared to 44.7% for the same period of the last fiscal year. The absolute amount of revenue decreased by $1,436 to $2,954 for the three months ended September 30, 2020, as compared to $4,390 for the same period of the last fiscal year.

Revenue in the testing segment for the three months ended September 30, 2020 decreased primarily due to a decrease in the Malaysia and China operations but was partially offset by an increase in the Thailand operations. The decrease in Malaysia and China operations was caused by a decrease in orders from the customer amid the pandemic.

The revenue in the testing segment from a major customer accounted for 56.3% and 66.4% of our revenue in the testing segment for the three months ended September 30, 2020 and 2019, respectively. The future revenue in the testing segment will be affected by the demands of this major customer, if the customer base cannot be increased. Demand for testing services varies from country to country depending on any changes taking place in the market and our customers’ forecasts. As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 18.4% for the three months ended September 30, 2020, a decrease of 2.9% of total revenue when compared to 21.3% in the same period of the last fiscal year. The absolute amount of revenue decreased by $841 to $1,258 for the three months ended September 30, 2020, compared to $2,099 for the same period of the last fiscal year.

Revenue in the distribution segment for the three months ended September 30, 2020 decreased primarily due to a decrease in revenue generated from customers in the Singapore operation.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.1% of total revenue for the three months ended September 30, 2020 and 0.2% of total revenue for three months ended September 30, 2019. The absolute amount of revenue in the real estate segment was $4 for the three months ended September 30, 2020 and $17 for the three months ended September 30, 2019.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the constantly changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last-minute order confirmation. This will normally result in a lower margin for these products as it is more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories but continues to work closely with its customers to avoid stock piling. We believe that we have improved customer service from staff through our efforts to keep our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods for higher technology chips.

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

In December 2019, COVID-19 was reported to have surfaced in China, resulting in shutdowns of manufacturing and commerce in the months that followed. Since then, the COVID-19 pandemic has spread to multiple countries worldwide and has resulted in authorities implementing numerous measures to try to contain the disease and slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have created significant uncertainty and economic disruption, both short-term and potentially long-term.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interest of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus and our ability to perform critical functions could be harmed.

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

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2020 and 2019 respectively:

	Three Months Ended September 30,
	2020	2019
Revenue	100.0%	100.0%
Cost of sales	77.8	77.1
Gross Margin	22.2%	22.9%
Operating expenses
General and administrative	24.3%	18.2%
Selling	1.6	1.9
Research and development	1.1	0.8
Gain on disposal of property, plant and equipment	-	(0.2)
Total operating expenses	27.0%	20.7%
(Loss) / Income from Operations	(4.8)%	2.2%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 0.7% to 22.2% for the three months ended September 30, 2020, from 22.9% for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 3.2% to 26.2% for the three months ended September 30, 2020, as compared to 23.0% for the same period in last fiscal year. The increase in gross profit margin was primarily due to higher proportion of sales of high profit margin products in the three months ended September 30, 2020 as compared to the same period in the last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $74 to $688 for the three months ended September 30, 2020, from $762 for the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 5.9% to 21.4% for the three months ended September 30, 2020, from 27.3% in the same period of the last fiscal year. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment decreased by $567 to $632 for the three months ended September 30, 2020 from $1,199 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 2.9% to 16.8% for the three months ended September 30, 2020, from 13.9% in the same period of the last fiscal year. The increase in gross margin was due to the increase in sales of high profit margin products in our Singapore operation as compared to the same period of last fiscal year. In absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2020 was $211 as compared to $292 in the same period of the last fiscal year.

In absolute dollar amounts, for the three months ended September 30, 2020, gross loss in the real estate segment was $13, as compared to $1 for the same period of last fiscal year. The increase in gross loss was mainly due to a decrease in rental income amid the pandemic.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(Unaudited)	2020	2019
General and administrative	$1,660	$1,788
Selling	111	190
Research and development	75	76
Gain on disposal of property, plant and equipment	(1)	(24)
Total	$1,845	$2,030

General and administrative expenses decreased by $128, or 7.1%, from $1,788 to $1,660 for the three months ended September 30, 2020 compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the lower payroll and staff related expenses in the Singapore, Malaysia and China operations.

Selling expenses decreased by $79, or 41.6%, from $190 to $111 for the three months ended September 30, 2020, compared to the same period of the last fiscal year. The decrease in selling expenses was primarily attributable to lower travelling expenses due to the worldwide travel restrictions imposed to contain the spread of the pandemic.

During the three months ended September 30, 2020, there was a gain on disposal of property, plant and equipment of $1 as compared to $24 in the same period of last fiscal year.

(Loss) / Income from Operations

Loss from operations was $327 for the three months ended September 30, 2020, a deterioration of $549, as compared to the income from operations of $222 for the three months ended September 30, 2019. The deterioration was mainly due to the decrease in gross profit which was partially offset by the decrease in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(Unaudited)	2020	2019
Interest expenses	$37	$68

Interest expense was $37 for the three months ended September 30, 2020, a decrease of $31, or 45.6% as compared to $68 for the three months ended September 30, 2019. The decrease was due to a decrease in the utilization of short-term loans in the Singapore operations. As of September 30, 2020, the Company had an unused line of credit of $5,621 as compared to $6,250 at September 30, 2019.

Other Income

Other income for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020	2019
Interest income	$40	32
Other rental income	21	30
Exchange (loss)/gain	(44)	5
Bad debt recovery	-	11
Dividend income	2	-
Government grant	154	-
Other miscellaneous income	38	32
Total	$211	$110

Other income increased by $101 to $211 for the three months ended September 30, 2019 from $110 as compared to the same period in the last fiscal year. The increase was primarily due to the Company receiving government grants of $154 from the local government in the Singapore, and Malaysia operations, of which $142 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic. The increase was partially offset with the unfavorable foreign exchange movement for the three months ended September 30, 2020.

Income Tax Expenses

The Company's income tax expense was $7 and $nil for the three months ended September 30, 2020 and September 30, 2019, respectively. Although there was a decrease in the revenue across the segments, the Company accounted for income tax expenses for those operations which had generated taxable profit after utilizing the tax benefits.

Non-controlling Interest

As of September 30, 2020, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net loss from the subsidiaries by the non-controlling interest for the three months ended September 30, 2020 was $158, an increase of $148 compared to $10 for the same period of the previous fiscal year. The increase in the net loss of the non-controlling interest in the subsidiaries was attributable to the increase in net loss generated by the Malaysia operation as compared to the same period in the previous fiscal year.

Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders

Net loss attributable to Trio-Tech International common shareholders for the three months ended September 30, 2020 was $8, a deterioration of $281, as compared to a net income of $273 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were $nil for the three months ended September 30, 2020 as compared to $0.07 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were $nil for both the three months ended September 30, 2020 and 2019.

Diluted earnings per share from continuing operations were $nil for the three months ended September 30, 2020 as compared to $0.07 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were $nil for both the three months ended September 30, 2020 and 2019.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the first quarter of fiscal year 2021 and fiscal year 2020 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the manufacturing segment for the three months ended September 30, 2020 and 2019 were as follows
	Three Months Ended September 30,
(Unaudited)	2020	2019
Revenue	$2,625	$3,317
Gross margin	26.2%	23.0%
Loss from operations	$(18)	$(12)

Loss from operations from the manufacturing segment was $18 as compared to $12 in the same period of the last fiscal year, primarily due to a decrease in gross margin of $74 which was partially offset by the decrease in operating expenses of $68. Operating expenses for the manufacturing segment were $706 and $774 for the three months ended September 30, 2020 and 2019, respectively. The decrease in operating expenses was mainly due to a decrease of $24 in general and administrative expenses, $38 in selling expenses and $6 in corporate overhead expenses. The decrease in general and administrative expenses was mainly attributable to a decrease in payroll related expenses in the Singapore operations. The decrease in selling expenses was primarily attributable to lower travelling expenses due to the worldwide travel restrictions imposed to contain the spread of the pandemic.

Testing Segment

The revenue, gross margin and (loss)/income from operations for the testing segment for the three months ended September 30, 2020 and 2019 were as follows:
	Three Months Ended September 30,
(Unaudited)	2020	2019
Revenue	$2,954	$4,390
Gross margin	21.4%	27.3%
(Loss)/Income from operations	$(337)	$68

Loss from operations in the testing segment for the three months ended September 30, 2020 was $337, a deterioration of $405 from income from operations of $68 in the same period of the last fiscal year. The deterioration was mainly attributable to a decrease of gross profit margin as discussed earlier which was partially offset by the decrease in operating expenses. Operating expenses were $970 and $1,131 for the three months ended September 30, 2020 and 2019, respectively. The decrease of $161 in operating expenses was mainly due to a decrease in general and administrative expenses, which was mainly due to lower payroll related expenses incurred in the Malaysia and China operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(Unaudited)	2020	2019
Revenue	$1,258	$2,099
Gross margin	16.8%	13.9%
Income from operations	$124	$204

Income from operations was $124 for the three months ended September 30, 2020, as compared to $204 for the same period of last fiscal year. The decrease of $80 was mainly due to a decrease of $81 in the gross margin, as discussed earlier. Operating expenses were $87 and $88 for the three months ended September 30, 2020 and 2019, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(Unaudited)	2020	2019
Revenue	$4	$17
Gross margin	(325.0)%	(5.9)%
Loss from operations	$(27)	$(17)

Loss from operations in the real estate segment for the three months ended September 30, 2020 was $27 compared to $17 for the same period of last fiscal year. Operating expenses were $14 and $16 for the three months ended September 30, 2020 and 2019, respectively.

Corporate

The loss from operations for Corporate for the three months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,
(Unaudited)	2020	2019
Loss from operations	$(69)	$(21)

Corporate operating loss was $69 for the three months ended September 30, 2020, an increase of $48 from $21 in the same period of the last fiscal year. The increase was mainly attributable to an increase in general and administrative expenses.

Financial Condition
During the three months ended September 30, 2020 total assets increased by $168 to $35,828 compared to $35,660 as at June 30, 2020. The increase in total assets was primarily due to an increase in cash and cash equivalents, deferred tax assets, investment properties, other assets and restricted term deposit, which was partially offset by a decrease in short-term deposits, trade account receivables, other receivables, inventory, prepaid expenses and other current assets, property, plant and equipment and operating lease right-of-use assets.

Cash and cash equivalents were $4,849 as at September 30, 2020, reflecting an increase of $699 from $4,150 as at June 30, 2020, primarily due to the Company generated operating cash flow of $463 for the three months ended September 30, 2020.

Short-term deposits were $6,678 as at September 30, 2020, reflecting a decrease of $19 from $6,697 as at June 30, 2020.

As at September 30, 2020, the trade accounts receivable balance decreased by $206 to $5,745, from $5,951 as at June 30, 2020, primarily due to the decrease in revenue for the first three months of fiscal year 2021 as compared to the revenue in the fourth quarter of last fiscal year in the Singapore operations. This decrease was partially offset by the increase in revenue for the first three months of fiscal year 2021 as compared to the revenue in the fourth quarter of last fiscal year in the Malaysia, China, Thailand and U.S. operations. The number of days’ sales outstanding in accounts receivables for the Group was 77 and 68 days at the end of the first quarter of fiscal year 2021 and the end of the last fiscal year, respectively.

As at September 30, 2020 other receivables were $905, reflecting a decrease of $93 from $998 as at June 30, 2020. The decrease was primarily due to a decrease in advance payments made to suppliers in the Singapore operation.

Inventories as at September 30, 2020 were $1,872, a decrease of $50, as compared to $1,922 as at June 30, 2020. The decrease in inventories was in line with a decrease in orders by customers in the manufacturing segment of Singapore operations

Prepaid expenses were $417 as at September 30, 2020 compared to $482 as at June 30, 2020. The decrease of $65 was primarily due to the amortization of prepaid expenses for the period.

Investment properties’ net in China were $699 as at September 30, 2020 and $690 as at June 30, 2020. The increase was primarily due to the foreign currency exchange movement between June 30, 2020 and September 30, 2020. The increase was partially offset by the depreciation charged for the period.

Property, plant and equipment decreased by $175 from $10,310 as at June 30, 2020, to $10,135 as at September 30, 2020, mainly due to depreciation charged for the period and the foreign currency exchange movement between June 30, 2020 to September 30, 2020. The decrease was partially offset by the new acquisition of plant and equipment in the Singapore operation.

Restricted cash increased by $35 to $1,695 as at September 30, 2020, as compared to $1,660 as at June 30, 2020. This was primarily due to the foreign currency exchange movement between June 30, 2020 and September 30, 2020.

Other assets increased by $129 to $1,738 as at September 30, 2020, as compared to $1,609 as at June 30, 2020.  This was mainly due to down payments made for the purchase of equipment in the Malaysia operation.

Line of credit decreased by $172 to $nil as at September 30, 2020, as compared to $172 as at June 30, 2020. This was due to lower utilization of the bank facilities in the Singapore operation.

Accounts payable decreased by $566 to $2,024 as at September 30, 2020, as compared to $2,590 as at June 30, 2020. This was due to an increase in goods received but invoices not received in the Singapore operation.

Accrued expenses increased by $544 to $3,549 as at September 30, 2020, as compared to $3,005 as at June 30, 2020. The increase in accrued expenses was mainly due to an increase in the accrued purchases in the Singapore operation.

Bank loans payable increased by $175 to $2,381 as at September 30, 2020, as compared to $2,206 as at June 30, 2020. This was due to the increase of financing in our Malaysia operations.

Finance leases decreased by $48 to $618 as at September 30, 2020, as compared to $666 as at June 30, 2020. This was due to the repayment of finance leases made in the Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability decreased by $125 to $819, respectively as of September 30, 2020, as compared to $944 as at June 30, 2020. This was due to the repayment made and the operating lease expenses charged for the period.

The Company accounted for the Paycheck Protection Program amounting to $121, which was created by the United States Coronavirus Aid, Relief, and Economic Security (CARES) Act, as of September 30, 2020 and June 30, 2020, respectively.

Liquidity Comparison

Net cash provided by operating activities decreased by $527 to an inflow of $463 for the three months ended September 30, 2020 from an inflow of $990 for the same period of the last fiscal year. The decrease in net cash inflow provided by operating activities was primarily due to a decrease in net income by $429, and a decrease in cash inflow of $640 from inventories. These decreases were partially offset by an increase in cash inflow of $605 from trade account receivables.

Net cash used in investing activities decreased by $1,572 to an outflow of $93 for the three months ended September 30, 2020 from an outflow of $1,665 for the same period of the last fiscal year. The decrease in cash outflow was primarily due to a decrease in investment in unrestricted term deposits by $1,165 and a decrease of $413 in capital expenditures.

Net cash used in financing activities for the three months ended September 30, 2020 was $211, representing a decrease of $126, as compared to $337 during the three months ended September 30, 2019. The decrease in cash outflow was mainly attributable to an increase in cash inflow by $208 from the proceeds of bank loans, a decrease in cash outflow of $430 from payment on lines of credit and an increase of $34 from the proceeds of exercising stock option. These decreases were partially offset by an increase in cash outflow of $122 from the dividend paid on non-controlling interest and a decrease in cash inflow of $410 from proceeds of lines of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: November 13, 2020