Form 10-Q
period 2020-12-31
TRIO-TECH INTERNATIONAL
filed 2021-02-11
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b2 of the Exchange Act. (Check one):

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

As of February 1, 2021, there were 3,710,555 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	2
	(a) Condensed Consolidated Balance Sheets as of December 31, 2020 (Unaudited) and June 30, 2020	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2020 (Unaudited) and December 31, 2019 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended December 31, 2020 (Unaudited) and the December 31, 2019 (Unaudited)	5
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2020 (Unaudited) and December 31, 2019 (Unaudited)	6
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	47

Part II.	Other Information

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

Signatures		49

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2020	June 30, 2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,470	$4,150
Short-term deposits	6,940	6,838
Trade accounts receivable, less allowance for doubtful accounts of $320 and $314, respectively	7,581	5,951
Other receivables	670	998
Inventories, less provision for obsolete inventories of $688 and $678, respectively	2,147	1,922
Prepaid expenses and other current assets	342	341
Total current assets	22,150	20,200
NON-CURRENT ASSETS:
Deferred tax assets	354	247
Investment properties, net	712	690
Property, plant and equipment, net	10,050	10,310
Operating lease right-of-use assets	1,514	944
Other assets	1,831	1,609
Restricted term deposits	1,752	1,660
Total non-current assets	16,213	15,460
TOTAL ASSETS	$38,363	$35,660

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$-	$172
Accounts payable	3,103	2,590
Accrued expenses	3,395	3,005
Income taxes payable	341	344
Current portion of bank loans payable	443	370
Current portion of finance leases	227	231
Current portion of operating leases	562	477
Current portion of PPP loan	121	54
Total current liabilities	8,192	7,243
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,899	1,836
Finance leases, net of current portion	353	435
Operating leases, net of current portion	952	467
Income taxes payable	385	430
PPP loan, net of current portion	-	67
Other non-current liabilities	34	36
Total non-current liabilities	3,623	3,271
TOTAL LIABILITIES	$11,815	$10,514

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,710,555 shares issued and outstanding as at December 31, 2020 and 3,673,055 shares as at June 30, 2020, respectively	$11,525	$11,424
Paid-in capital	3,378	3,363
Accumulated retained earnings	8,263	8,036
Accumulated other comprehensive income-translation adjustments	2,703	1,143
Total Trio-Tech International shareholders' equity	25,869	23,966
Non-controlling interest	679	1,180
TOTAL EQUITY	$26,548	$25,146
TOTAL LIABILITIES AND EQUITY	$38,363	$35,660

See notes to condensed consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2020	2019	2020	2019
Revenue
Manufacturing	$3,569	$3,045	$6,194	$6,362
Testing services	3,560	3,887	6,514	8,277
Distribution	1,065	2,014	2,323	4,113
Real estate	7	16	11	33
	8,201	8,962	15,042	18,785
Cost of Sales
Cost of manufactured products sold	2,770	2,383	4,707	4,938
Cost of testing services rendered	2,678	2,918	5,000	6,109
Cost of distribution	861	1,738	1,908	3,545
Cost of real estate	22	18	39	36
	6,331	7,057	11,654	14,628

Gross Margin	1,870	1,905	3,388	4,157

Operating Expenses:
General and administrative	1,662	1,777	3,322	3,565
Selling	122	176	233	366
Research and development	123	125	198	201
Gain on disposal of property, plant and equipment	-	-	(1)	(24)
Total operating expenses	1,907	2,078	3,752	4,108

(Loss) / Income from Operations	$(37)	$(173)	$(364)	$49

Other Income / (Expenses)
Interest expenses	(34)	(55)	(71)	(123)
Gain on sale of asset held for sale	-	1,172	-	1,172
Other income, net	143	40	354	150
Total other income / (expenses)	109	1,157	283	1,199

Income / (Loss) from Continuing Operations before Income Taxes	$72	$984	$(81)	$1,248

Income Tax Expenses	-	120	7	120

Income / (loss) from continuing operations before non-controlling interest, net of tax	72	864	(88)	1,128

Discontinued Operations
Income / (loss) from discontinued operations, net of tax	(21)	1	(27)	-
NET INCOME / (LOSS)	$51	$865	$(115)	$1,128

Less: net (loss) / income attributable to non-controlling interest	(184)	439	(342)	429
Net Income Attributable to Trio-Tech International Common Shareholders	$235	$426	$227	$699

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	246	425	241	699
(Loss) / income from discontinued operations, net of tax	(11)	1	(14)	-
Net Income Attributable to Trio-Tech International Common Shareholders	$235	$426	$227	$699

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.06	$0.12	$0.06	$0.19
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.06	$0.12	$0.06	$0.19

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.06	$0.11	$0.06	$0.19
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.06	$0.11	$0.06	$0.19

Weighted average number of common shares outstanding
Basic	3,710	3,673	3,710	3,673
Dilutive effect of stock options	90	52	83	33
Number of shares used to compute earnings per share diluted	3,800	3,725	3,793	3,706

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2020	2019	2020	2019
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	$51	$865	$(115)	$1,128
Foreign currency translation, net of tax	943	525	1,583	(38)
Comprehensive Income	994	1,390	1,468	1,090
Less: comprehensive (loss) / income attributable to non-controlling interest	(197)	431	(319)	440
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$1,191	$959	$1,787	$650

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Six months ended December 31, 2020
	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2020	3,673	11,424	3,363	8,036	1,143	1,180	25,146
Stock option expenses	-	-	15	-	-	-	15
Net income/ (loss)	-	-	-	227	-	(342)	(115)
Dividend declared by subsidiary	-	-	-	-	-	(182)	(182)
Exercise of stock option	37	101	-	-	-	-	101
Translation adjustment	-	-	-	-	1,560	23	1,583
Balance at Dec. 31, 2020	3,710	11,525	3,378	8,263	2,703	679	26,548

Six months ended December 31, 2019
	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2019	3,673	11,424	3,305	7,070	1,867	1,195	24,861
Stock option expenses	-	-	14	-	-	-	14
Net income	-	-	-	699	-	429	1,128
Dividend declared by subsidiary	-	-	-	-	-	(120)	(120)
Translation adjustment	-	-	-	-	(49)	11	(38)
Balance at Dec. 31, 2019	3,673	11,424	3,319	7,769	1,818	1,515	25,845

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Six Months Ended
	Dec. 31,	Dec. 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net (loss) / income	$(115)	$1,128
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,469	1,576
Stock compensation	15	14
Addition / (reversal) of provision for obsolete inventories	10	(5)
Bad debt (recovery) expenses	(15)	45
Accrued interest expense, net accrued interest income	(18)	(20)
Payment of interest portion of finance lease	(19)	(24)
Gain on sale of asset held for sale	-	(1,172)
Gain on sale of property, plant and equipment	(1)	(24)
Dividend income	(32)	-
Dividend received	32	-
Reversal of income tax provision	55	-
Deferred tax benefit	(83)	(47)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(1,595)	132
Other receivables	328	65
Other assets	(86)	97
Inventories	(140)	247
Prepaid expenses and other current assets	(1)	(43)
Accounts payable and accrued expenses	1,000	(6)
Income taxes payable	(114)	(31)
Operating lease liabilities	(375)	(359)
Net Cash Provided by Operating Activities	315	1,573

Cash Flow from Investing Activities
Proceeds from disposal of property, plant and equipment	-	39
Proceeds from sale of asset held for sale	-	1,261
Withdrawal of unrestricted deposit	520	-
Investment in unrestricted term deposits, net	(409)	(2,672)
Additions to property, plant and equipment	(217)	(744)
Net Cash Used in Investing Activities	(106)	(2,116)

Cash Flow from Financing Activities
Payment on lines of credit	(174)	(729)
Payment of bank loans	(307)	(245)
Payment of principal portion of finance leases	-	(127)
Dividends paid on non-controlling interest	(182)	(120)
Proceeds from exercise stock options	101	-
Proceeds from lines of credit	-	1,337
Proceeds from bank loans	205	-
Proceeds from principal of finance leases	-	279
Net Cash (Used in)/ Provided by Financing Activities	(357)	395

Effect of Changes in Exchange Rate	560	38

Net Increase/(Decrease) in Cash, Cash Equivalents, and Restricted Cash	412	(110)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,810	6,569
Cash, Cash Equivalents, and Restricted Cash at end of Period	$6,222	$6,459

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$71	$124
Income taxes	$114	$109

Non-Cash Transactions
Finance lease of property, plant and equipment	$-	$279

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	$4,470	$4,743
Restricted Term-Deposits in Non-Current Assets	1,752	1,716
Total Cash, Cash Equivalents, and Restricted Cash Shown in the Statements of Cash Flows	$6,222	$6,459

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the second quarter of fiscal year 2021, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of December 31, 2020 and through the Quarterly Report dated February 11, 2021 using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended December 31, 2020, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements. As of December 31, 2020, the Company had cash and cash equivalents and short-term deposits totalling $11,410 and unused lines of credit of $6,187. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2020.

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

The standard provided an alternative modified retrospective transition method. Under this method, the cumulative effect adjustment to the opening balance of retained earnings is recognized on the date of adoption (July 1, 2019). The Company adopted ASC 842 as of July 1, 2019, and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the date of adoption i.e., July 1, 2019.

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

2.    NEW ACCOUNTING PRONOUNCEMENTS

In October 2020, FASB issued ASU2020-10: Codification Improvements. This update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose because the Board provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments in this update do not change GAAP and, therefore, are not expected to result in a significant change in practice. The amendments are effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. Adoption shall be applied retrospectively. The Company is currently evaluating the impacts of the provisions of ASU 2020-10 on its consolidated financial statements and related disclosures.

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

In December 2019, FASB issued ASU 2019-12 ASC Topic 740: Income Taxes: Simplifying Accounting for Income Taxes remove specific exceptions to the general principles in topic 740 in US GAAP. The amendments eliminate the need for an organization to analyze whether the specific exceptions apply in a given period, improve financial statement preparers’ application of income tax related guidance and simplify GAAP. The amendments are effective for all entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its consolidated financial statements and related disclosures.

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

Other new pronouncements issued but not yet effective until after December 31, 2020 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Dec. 31, 2020 (Unaudited)	June 30, 2020

Short-term deposits	$6,723	$7,028
Currency translation effect on short-term deposits	217	(190)
Total short-term deposits	6,940	6,838
Restricted term deposits	1,664	1,712
Currency translation effect on restricted term deposits	88	(52)
Total restricted term deposits	1,752	1,660
Total term deposits	$8,692	$8,498

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of December 31, 2020 and June 30, 2020 was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	Dec. 31, 2020 (Unaudited)	June 30, 2020
Beginning	$314	$263
Additions charged to expenses	-	351
Recovered	(15)	(284)
Write-off	-	(9)
Currency translation effect	21	(7)
Ending	$320	$314

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of December 31, 2020.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	307
Less: allowance for doubtful receivables		(2,000)	(307)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	767
Less: transfer – down-payment for purchase of investment property		(5,000)	(767)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $307 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $294 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the quarter ended December 31, 2020 or for the fiscal year ended June 30, 2020. TTCQ is in the legal process of recovering the outstanding amount of approximately $307.

The loan amounting to RMB 5,000, or approximately $767, arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in fiscal 2011. The amount was unsecured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

 6.  INVENTORIES

 Inventories consisted of the following:
	Dec. 31, 2020 (Unaudited)	June 30, 2020

Raw materials	$1,153	$1,281
Work in progress	1,304	968
Finished goods	282	422
Currency translation effect	96	(71)
Less: provision for obsolete inventories	(688)	(678)
	$2,147	$1,922

The following table represents the changes in provision for obsolete inventories:
	Dec. 31, 2020 (Unaudited)	June 30, 2020

Beginning	$678	$673
Additions charged to expenses	10	26
Usage – disposition	(23)	(8)
Currency translation effect	23	(13)
Ending	$688	$678

7.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2020. The exchange rate is based on the market rate as of December 31, 2020.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2019	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2020	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(50)
Gross investment in rental property		9,649	1,479
Accumulated depreciation on rental property	Sep 30, 2020	(6,799)	(1,034)
Reclassified as “Assets held for sale”- Mao Ye Property	July 01, 2019	2,822	410
Reclassification from “Assets held for sale”- Mao Ye Property	Mar 31, 2020	(1,029)	(143)
		(5,006)	(767)
Net investment in property – China		4,643	712

The following table presents the Company’s investment in properties in China as of June 30, 2020. The exchange rate is based on the market rate as of June 30, 2020.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2019	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2020	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - Fu Li	Apr 08, 2010	4,025	648
Currency translation		-	(166)
Gross investment in rental property		9,649	1,363
Accumulated depreciation on rental property	June 30, 2020	(6,558)	(940)
Reclassified as “Assets held for sale”-Mao Ye Property	July 01, 2019	2,822	410
Reclassification from “Assets held for sale”- Mao Ye Property	Mar 31, 2020	(1,029)	(143)
		(4,765)	(673)
Net investment in property – China		4,884	690

Rental Property I - Mao Ye Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894.

Property purchased from MaoYe generated a rental income of $nil and $3 during the three and six months ended December 31, 2020 as compared to $8 and $16 for the same periods, respectively, in last fiscal year.

Depreciation expense for MaoYe was $4 and $8 for the three and six months ended December 31, 2020 and 2019, respectively.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. TTCQ has yet to receive the title deed for these properties. TTCQ was in the legal process of obtaining the title deed until the developer encountered cash flow difficulties in recent years. Since fiscal year 2018, JiangHuai has been under liquidation and is now undergoing asset distribution. Nonetheless, this is not expected to affect the property’s market value but, in view of the COVID-19 pandemic and current economic situation, it is likely to be more tedious and time-consuming for the Court in their execution of the sale.

Property purchased from JiangHuai did not generate any rental income for the three and six months ended December 31, 2020 and 2019.

Depreciation expense for JiangHuai was $7 and $13 for the three and six months ended December 31, 2020 as compared to $7 and $14 for the same period in last fiscal year.

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

Properties purchased from Fu Li generated a rental income of $4 and $7 for the three and six months ended December 31, 2020 as compared to $8 and $17 for the same period in the last fiscal year.

Depreciation expense for Fu Li was $7 and $14 for the three and six months ended December 31, 2020 and 2019, respectively as compared to $6 and $12 for the same period in the last fiscal year.

Summary

Total rental income for all investment properties in China was $7 and $11 for the three and six months ended December 31, 2020 as compared to $16 and $33 for the same periods, respectively, in the last fiscal year.

Depreciation expenses for all investment properties in China were $18 and $35 for the three and six months ended December 31, 2020, respectively, as compared to $17 and $34 same periods, respectively, in the last fiscal year.

8.   OTHER ASSETS

Other assets consisted of the following:
	Dec. 31, 2020 (Unaudited)	June 30, 2020
Down payment for purchase of investment properties *	$1,645	$1,645
Down payment for purchase of property, plant and equipment	144	8
Deposits for rental and utilities	122	171
Currency translation effect	(80)	(215)
Total	$1,831	$1,609

*  Down payment for purchase of investment properties included:

	RMB	US Dollars
Original Investment (10% of Jun Zhou equity)	10,000	1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment(Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less: Impairment of Interest	(906)	(150)
Transferred to Down Payment(Note *b)	5,344	864
	10,207	1,645
 *  Down Payment for Purchase of Investment Properties

a) On December 2, 2010, the Company signed a Joint Venture agreement (“agreement”) with Jia Sheng Property Development Co. Ltd. (“Developer”) to form a new company, Jun Zhou Co., Limited (“Joint Venture” or “Jun Zhou”) to joint develop the “Singapore Themed Park” project (the “project”), where the Company paid RMB 10 million for the 10% investment in the joint venture. The Developer paid the Company a management fee of RMB5 million in cash upon signing of the agreement with a remaining fee of RMB5 million payable upon fulfilment of certain conditions in accordance with the agreement. The Company further reduced its investment by RMB 137, or approximately $22, towards the losses from operations incurred by the joint venture.

On October 2, 2013, the Company disposed of its entire 10% interest in the joint venture. The Company recognized the disposal of its 10% investment in Jun Zhou based on the recorded net book value of RMB5 million or equivalent to US $803K, from net considerations paid, in accordance with US GAAP under ASC Topic 845 Non-monetary Consideration, and it’s presented under “Other Assets” as non-current assets to defer the recognition of the gain on the disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained.

b) Amounts of RMB 5,000, or approximately $767, as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250, or approximately $200, and impairment on interest of RMB 906, or approximately $150.

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

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of December 31, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$5,438	$5,438
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$378	$378
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$371	$371

As of June 30, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$4,806
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

10.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Dec. 30, 2020 (Unaudited)	June 30, 2020
Payroll and related costs	$1,118	$1,185
Commissions	84	104
Customer deposits	43	30
Legal and audit	230	315
Sales tax	13	19
Utilities	84	80
Warranty	11	12
Accrued purchase of materials and property, plant and equipment	727	186
Provision for re-instatement	376	300
Deferred income	85	88
Contract liabilities	579	476
Other accrued expenses	141	287
Currency translation effect	(96)	(77)
Total	$3,395	$3,005

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

	Dec. 30, 2020 (Unaudited)	June 30, 2020
Beginning	$12	$39
Additions charged to cost and expenses	1	1
Reversal	(2)	(27)
Currency translation effect	-	(1)
Ending	$11	$12

12.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Dec. 31, 2020 (Unaudited)	June 30, 2020
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (3.85% at December 31, 2020 and June 30, 2020, respectively) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,982 and $2,543, as at December 31, 2020 and June 30, 2020, respectively.	$2,015	$2,295
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	190	-
Total bank loans payable	$2,205	$2,295

Current portion of bank loans payable	$418	$384
Currency translation effect on current portion of bank loans	25	(14)
Current portion of bank loans payable	443	370
Long-term portion of bank loans payable	1,787	1,911
Currency translation effect on long-term portion of bank loans	112	(75)
Long-term portion of bank loans payable	$1,899	$1,836

Future minimum payments (excluding interest) as at December 31, 2020 were as follows:

Remainder of fiscal 2021	$443
2022	460
2023	478
2024	341
2025	197
Thereafter	423
Total obligations and commitments	$2,342

Future minimum payments (excluding interest) as at June 30, 2020 were as follows:

2021	$370
2022	384
2023	400
2024	403
2025	158
Thereafter	491
Total obligations and commitments	$2,206

13.   COMMITMENTS AND CONTINGENCIES

The Company had capital commitments in China for the purchase of equipment and other related infrastructure costs amounting to RMB 1,856, or approximately $277 as at December 31, 2020, as compared to no capital commitment as at June 30, 2020.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $375 for the three months ended December 31, 2020, as compared to $36 for the same period in the last fiscal year. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the six months ended December 31, 2020 and December 31, 2019:

Business Segment Information:
	Six Months Ended Dec. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2020	$6,194	$63	$ 11,739	$212	$154
	2019	$6,362	$(99)	$ 10,542	$196	$ 35

Testing Services	2020	6,514	(673)	21,900	1,222	63
	2019	8,277	(93)	23,314	1,344	709

Distribution	2020	2,323	244	802	-	-
	2019	4,113	392	802	2	-

Real Estate	2020	11	(61)	3,846	35	-
	2019	33	(52)	3,650	34	-

Fabrication	2020	-	-	-	-	-
Services *	2019	-	-	27	-	-

Corporate &	2020	-	63	76	-	-
Unallocated	2019	-	(99)	120	-	-

Total Company	2020	$15,042	$ (364)	$ 38,363	$ 1,469	$217
	2019	$18,785	$ 49	$ 38,455	$1,576	$744

The following segment information is unaudited for the three months ended December 31, 2020 and December 31, 2019:

Business Segment Information:
	Three Months Ended Dec. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. and Amort.	Capital Expenditures
Manufacturing	2020	$3,569	$81	$ 11,739	$110	$87
	2019	$3,045	$(87)	$ 10,542	$149	$ 16

Testing Services	2020	3,560	(336)	21,900	636	41
	2019	3,887	(161)	23,314	751	189

Distribution	2020	1,065	120	802	-	-
	2019	2,014	188	802	1	-

Real Estate	2020	7	(34)	3,846	20	-
	2019	16	(35)	3,650	17	-

Fabrication	2020	-	-	-	-	-
Services *	2019	-	-	27	-	-

Corporate &	2020	-	132	76	-	-
Unallocated	2019	-	(78)	120	-	-

Total Company	2020	$8,201	$(37)	$ 38,363	$ 766	$ 128
	2019	$8,962	$(173)	$ 38,455	$ 918	$205

* Fabrication services is a discontinued operation.

15. OTHER INCOME

Other income consisted of the following:
	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2020	2019	2020	2019
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	$30	$52	$70	$84
Other rental income	24	30	45	60
Exchange loss	(93)	(66)	(137)	(61)
Bad debt recovery	-	-	-	11
Dividend income	30	-	32	-
Government grant	106	-	260	-
Other miscellaneous income	46	24	84	56
Total	$143	$40	$354	$150

The Company received financial assistance in the form of government grants from the Singapore and Malaysia governments amid the COVID-19 pandemic. The grants amounted to $101 and $243 for the three and six months ended December 31, 2020, respectively.

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

Due to the enactment of the Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $nil for the period ended December 31, 2020.

The Company's income tax expense was $nil and $7 for the 3 months and 6 months ended December 31, 2020, respectively as compared to $120 for both 3 months and 6 months ended December 31, 2019. Our effective tax rate (“ETR”) from continuing operations was 0% and 12% for the quarters ended December 31, 2020 and December 31, 2019, respectively. The quarterly ETR is significantly different due to there was a capital gain tax of $94 arising from the sale of an asset held for sale during the three months ended December 31, 2019.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at December 31, 2020.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.

	Dec. 31, 2020 (Unaudited)	June 30, 2020
Trade Accounts Receivable	7,581	5,951
Accounts Payable	3,103	2,590
Contract Assets	360	216
Contract Liabilities	579	476

Remaining Performance Obligation

As at December 31, 2020, the Company had $696 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, approximately 66.7 percent of this amount is expected to be recognized as revenue over the next two years, with the remaining of the amount expected to be recognized between three and five years.

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

Options to purchase 724,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of December 31, 2020. 212,500 stock options were excluded in the computation of diluted EPS for the three months ended December 31, 2020 because they were anti-dilutive.

Options to purchase 623,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of December 31, 2019. 188,125 stock options were excluded in the computation of diluted EPS for three months ended December 31, 2019 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec.31	Dec. 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$246	$425	$241	$699
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(11)	1	(14)	-
Net income attributable to Trio-Tech International Common Shareholders	$235	$426	$227	$699

Weighted average number of common shares outstanding - basic	3,710	3,673	3,710	3,673

Dilutive effect of stock options	90	52	83	33
Number of shares used to compute earnings per share - diluted	3,800	3,725	3,793	3,706

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.06	0.12	0.06	0.19
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.06	$0.12	$0.06	$0.19

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.06	0.11	0.06	0.19
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.06	$0.11	$0.06	$0.19

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Six Months Ended December 31,
	2020	2019
Expected volatility	45.38% to 76.85%	45.38% to 97.48%
Risk-free interest rate	0.14% to 2.35%	0.30% to 2.35%
Expected life (years)	0.25 - 4.51	2.5 - 3.25

The expected volatilities are based on the historical volatility of the Company’s stock. Due to lower volatility, the observation is made on a daily basis for the three months ended December 31, 2020. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the first two quarters of fiscal year 2021, there were stock options granted under the 2017 Employee Plan covering a total of 11,000 shares of Common Stock. There were no stock options exercised during the six month period ended December 31, 2020. The Company recognized $15 stock-based compensation expenses during the six months ended December 31, 2020.

During the first two quarters of fiscal year 2020, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the six-month period ended December 31, 2019. The Company recognized $14 stock-based compensation expenses during the six months ended December 31, 2019.

As of December 31, 2020, there were vested stock options granted under the 2017 Employee Plan covering a total of 104,750 shares of Common Stock. The weighted-average exercise price was $4.40 and the weighted average remaining contractual term was 2.96 years.

As of December 31, 2019, there were vested stock options granted under the 2017 Employee Plan covering a total of 53,000 shares of Common Stock. The weighted-average exercise price was $4.88 and the weighted average remaining contractual term was 3.63 years.

A summary of option activities under the 2017 Employee Plan during the six months period ended December 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	196,000	$3.92	3.72	$36.00
Granted	11,000	3.73	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	207,000	$3.91	3.31	$132.49
Exercisable at December 31, 2020	104,750	$4.40	2.96	$45.00

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2020 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2020	98,000	$3.39
Granted	11,000	-
Vested	(6,750)	-
Forfeited	-	-
Non-vested at December 31, 2020	102,250	$3.40

A summary of option activities under the 2017 Employee Plan during the six months period ended December 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	136,000	$4.53	4.28	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2019	136,000	$4.53	3.77	$46.44
Exercisable at December 31, 2019	53,000	$4.88	3.63	$12.57

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2019 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	87,000	$4.28
Granted	-	-
Vested	(4,000)	-
Forfeited	-	-
Non-vested at December 31, 2019	83,000	$4.30

2007 Employee Stock Option Plan

The 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2020 and December 31, 2019 respectively.

There were no options exercised during the six months ended December 31, 2020 and December 31, 2019. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2020 and December 31, 2019.

As of December 31, 2020, there were vested stock options granted under the 2007 Employee Plan covering a total of 77,500 shares of Common Stock. The weighted-average exercise price was $3.69 and the weighted average remaining contractual term was 0.71 years.

As of December 31, 2019, there were vested stock options granted under the 2007 Employee Plan covering a total of 68,125 shares of Common Stock. The weighted-average exercise price was $3.62 and the weighted average remaining contractual term was 1.64 years.

A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	77,500	$3.69	1.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	77,500	$3.69	0.71	$28.00
Exercisable at December 31, 2020	77,500	$3.69	0.71	$28.00

There were no non-vested employee stock options during the six months ended December 31, 2020.

A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	77,500	$3.69	2.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2019	77,500	3.69	1.71	$29.20
Exercisable at December 31, 2019	68,125	$3.62	1.64	$29.20

A summary of the status of the Company’s non-vested employee stock options under the 2007 Employee Plan during the six months ended December 31, 2019 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	9,375	$4.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2019	9,375	$4.14

2017 Directors Equity Incentive Plan

The 2017 Directors Plan initially covered an aggregate of 300,000 shares of the Company’s common stock. The Company’s board of directors approved an amendment to the 2017 Directors Plan in September 2020 to increase the shares covered thereby from 300,000 shares to an aggregate of 600,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2020. The 2017 Directors Plan permits the grant of options to its directors in the form of non-qualified options and restricted stock. The exercise price of the non-qualified options is required to be 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are exercisable immediately as of the grant date.

During the first two quarters of fiscal year 2021, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the six months ended December 31, 2020. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2020.

During the first two quarters of fiscal year 2020, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the six months ended December 31, 2019. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2019.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of December 31, 2020 or December 31, 2019.

As of December 31, 2020, there were vested stock options granted under the 2017 Directors Plan covering a total of 240,000 shares of Common Stock. The weighted-average exercise price was $3.93 and the weighted average remaining contractual term was 3.24 years.

As of December 31, 2019, there were vested stock options granted under the 2017 Directors Plan covering a total of 160,000 shares of Common Stock. The weighted-average exercise price was $4.63 and the weighted average remaining contractual term was 3.75 years.

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	240,000	$3.93	3.75	$48.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	240,000	$3.93	3.24	$168.80
Exercisable at December 31, 2020	240,000	$3.93	3.24	$168.80

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	160,000	$4.63	4.25	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2019	160,000	$4.63	3.75	$56.80
Exercisable at December 31, 2019	160,000	$4.63	3.75	$56.80

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Directors Plan permitted the issuance of options to directors.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Directors Plan during the six months ended December 31, 2020 and December 31, 2019.

50,000 shares of stock options were exercised during the six months ended December 31, 2020. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2020.

There were no stock options exercised during the six months ended December 31, 2019. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2019.

As of December 31, 2020, there were vested stock options granted under the 2007 Directors Plan covering a total of 200,000 shares of Common Stock. The weighted-average exercise price was $3.48 and the weighted average remaining contractual term was 0.47 years.

As of December 31, 2019, there were vested stock options granted under the 2007 Directors Plan covering a total of 250,000 shares of Common Stock. The weighted-average exercise price was $3.32 and the weighted average remaining contractual term was 1.33 years.

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	250,000	$3.32	0.83	$22.00
Granted	-	-	-	-
Exercised	(50,000)	2.69	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	200,000	$3.48	0.47	$105.00
Exercisable at December 31, 2020	200,000	$3.48	0.47	$105.00

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2019 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	300,000	$3.40	1.58	$9.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	(3.81)	-	-
Outstanding at December 31, 2019	250,000	$3.32	1.33	$174.50
Exercisable at December 31, 2019	250,000	$3.32	1.33	$174.50

20.  LEASES

Company as Lessor

Operating leases where we are lessor arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $18 for both the 3 months ended December 31, 2020 and December 31, 2019.

Future minimum rental income in China and Thailand to be received from fiscal year 2021 to fiscal year 2022 on non-cancelable operating leases is contractually due as follows as of December 31, 2020:

2021	$68
2022	110
$178

Future minimum rental income in China and Thailand to be received from fiscal year 2021 to fiscal year 2022 on non-cancelable operating leases is contractually due as follows as of June 30, 2020:

2021	$120
2022	114
$234

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of 1 year to 3 years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):
	Dec. 31, 2020 (Unaudited)	June 30, 2020
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,880	$1,372
Accumulated depreciation	(864)	(526)
Plant and Equipment, Net	$1,016	$846

Current portion of finance leases	227	231
Net of current portion of finance leases	353	435
Total Finance Lease Liabilities	$580	$666

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets	1,514	944
Current portion of operating leases	562	477
Net of current portion of operating leases	952	467
Total Operating Lease Liabilities	$1,514	$944

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease Cost
Finance lease cost:
Interest on finance lease	$8	$3	$20	$24
Amortization of right-of -use assets	63	69	125	136
Total finance lease cost	$71	$72	$145	$160

Operating Lease Costs	$189	$184	$375	$359

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Six months ended	Six months ended
	December 31,	December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$19	$24
Operating cash flows from operating leases	$375	$359
Finance cash flows from finance leases	$-	$127
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	847	-
Weighted-Average Remaining Lease Term:
Finance leases	3.31	3.67
Operating leases	2.97	0.97
Weighted-Average Discount Rate:
Finance leases	3.36%	3.43%
Operating leases	4.72%	3.25%

As of December 31, 2020, future minimum lease payments under finance leases and non-cancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of 2021	$625	$137
2022	519	220
2023	235	141
2024	151	114
2025	114	22
Total future minimum lease payments	1,644	634
Less: amount representing interest	(130)	(54)
Present value of net minimum lease payments	$1,514	$580

Presentation on statement of financial position
Current	$562	$227
Non-current	$952	$353

As of June 30, 2020, future minimum lease payments under finance leases and non-cancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2021	$509	$265
2022	317	211
2023	168	133
2024	-	107
2025	-	20
Total future minimum lease payments	994	736
Less: amount representing interest	(50)	(70)
Present value of net minimum lease payments	$944	$666
Presentation on statement of financial position
Current	$477	231
Non-current	$467	435

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended December 31, 2020 and 2019.

Term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments.

Restricted term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments.

PPP loan (Level 2) – The carrying amount approximates its fair value based on similar short-term debt issues available to the Company.

Lines of credit (Level 3) – The carrying value of the lines of credit approximates fair value due to the short-term nature of the obligations.

Bank loans payable (Level 3) – The carrying value of the Company’s bank loans payables approximates its fair value as the interest rates associated with long-term debt is adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

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

Under ASC 470, the Company recognizes a liability for the full amount of PPP proceeds received and accrues interest over the term of the loan. No additional interest was imputed at a market rate because the guidance on imputing interest in ASC 835-30 excludes transactions where interest rates are prescribed by a government agency. If any amount is ultimately forgiven (i.e., the Company is legally released from being the loan’s primary obligor in accordance with ASC 405-20), income from the extinguishment of the liability would be recognized in the income statement as a gain on loan extinguishment. The Company intended to use the proceeds for purposes consistent with the PPP. Hence, the Company expects that its use of the loan proceeds will meet the conditions for forgiveness of the loan. In considering the term of the loan and payment deferred portion, the Company determined that the loan would be presented as a current portion of $121 in the balance sheet.

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

TTI generated approximately 99.9% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended December 31, 2020. The Real Estate segment contributed only 0.1% to the total revenue during the three months ended December 31, 2020.

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

The most significant near-term impacts of the ongoing COVID-19 pandemic on our financial performance are declines in customers’ volume of testing services, customers’ order in our distribution segment, and a delay in deliveries for our manufacturing segment. We see a sign of recovery as there was an improvement in the manufacturing segment’s financial performance in the second quarter of fiscal 2021, as discussed below.

The Company received an aggregate of $243 in government assistance in the Singapore, and Malaysia operations to mitigate the adverse impact on the business from the pandemic. The Company believes that, as with other business entities in Singapore, it will receive additional government assistance for a period to ease the financial impact caused by the pandemic. The Company also received a PPP loan of $121 in the US operations to support the business amid the pandemic.

As of December 31, 2020, the Company had cash and cash equivalents and short-term deposits totaling $11,410 and an unused line of credit of $6,187. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

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

Second Quarter Fiscal Year 2021 Highlights

●
Total revenue decreased by $761, or 8.5%, to $8,201 in the second quarter of fiscal year 2021, compared to $8,962 for the same period in fiscal year 2020.
●
Manufacturing segment revenue increased by $524, or 17.2%, to $3,569 for the second quarter of fiscal year 2021, compared to $3,045 for the same period in fiscal year 2020.
●
Testing segment revenue decreased by $327, or 8.4%, to $3,560 for the second quarter of fiscal year 2021, compared to $3,887 for the same period in fiscal year 2020.
●
Distribution segment revenue decreased by $949, or 47.1%, to $1,065 for the second quarter of fiscal year 2021, compared to $2,014 for the same period in fiscal year 2020.
●
Real estate segment rental revenue decreased by $9 or 56.3% to $7 for the second quarter of fiscal year 2021, compared to $16 for the same period in fiscal year 2020.
●
The overall gross profit margin increased by 1.5% to 22.8% for the second quarter of fiscal year 2021, from 21.3% for the same period in fiscal year 2020.
●
General and administrative expenses decreased by $115, or 6.5%, to $1,662 for the second quarter of fiscal year 2021, from $1,777 for the same period in fiscal year 2020.
●
Selling expenses decreased by $54, or 30.7%, to $122 for the second quarter of fiscal year 2021, from $176 for the same period in fiscal year 2020.
●
Other income increased by $103 to $143 in the second quarter of fiscal year 2020, compared to $40 in the same period in fiscal year 2020.
●
Loss from operations was $37 for the second quarter of fiscal year 2021, a decrease of $136 as compared to $173 for the same period in fiscal year 2020.
●
Income tax expenses was $nil in the second quarter of fiscal year 2021, a decrease of $120 as compared to an income tax expense of $120 in the same period in fiscal year 2020.
●
During the second quarter of fiscal year 2021, profit from continuing operations before non-controlling interest, net of tax was $72, as compared to income from continuing operations before non-controlling interest of $864 for the same period in fiscal year 2020.
●
Net loss attributable to non-controlling interest for the second quarter of fiscal year 2021 was $184, a deterioration of $623 as compared to net profit attributable to non-controlling interest of $439 in the same period in fiscal year 2020.
●
Basic earnings per share for the second quarter of fiscal year 2021 were $0.06, as compared to earnings per share of $0.12 for the same period in fiscal year 2020.
●
Dilutive earnings per share for the second quarter of fiscal year 2021 were $0.06, as compared to earnings per share of $0.11 for the same period in fiscal year 2020.
●
Total assets increased by $2,703 to $38,363 as of December 31, 2020, compared to $35,660 as of June 30, 2020.
●
Total liabilities increased by $1,301 to $11,815 as of December 31, 2020, compared to $10,514 as of June 30, 2020.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three months and six months ended December 31, 2020 and 2019, respectively.

Revenue Components	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2020	2019	2020	2019

Manufacturing	43.5%	34.0%	41.2%	33.9%
Testing Services	43.4	43.4	43.3	44.1
Distribution	13.0	22.4	15.4	21.8
Real Estate	0.1	0.2	0.1	0.2
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three and six months ended December 31, 2020 was $8,201 and $15,042, respectively, a decrease of $761 and $3,743, respectively, when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 8.5% and 19.9% for the three and six months ended December 31, 2020, respectively, when compared to revenue for the same period of the prior year.

For the three months ended December 31, 2020, the $761 decrease in overall revenue was primarily due to

●
a decrease in the testing segment in the Malaysia operation; and
●
a decrease in the distribution segment in the Singapore operation.

These decreases were partially offset by:

●
an increase in the manufacturing segment in the U.S. and Singapore operations; and
●
an increase in the testing segments in the China and Thailand operations.

For the six months ended December 31, 2020, the $3,743 decrease in overall revenue was primarily due to:

●
a decrease in the manufacturing segment in the Singapore operations;
●
a decrease in the testing segment in the Singapore, Malaysia and China operations; and
●
a decrease in the distribution segment in the Singapore operation.

These decreases were partially offset by:

●
an increase in the manufacturing segment in the U.S. operation; and
●
an increase in the testing segment in the Thailand operation.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $1,004 (or 11.4%), to $7,827 and by $3,783 (or 21.0%) to $14,235 for the three and six months ended December 31, 2020, respectively, as compared with $8,831 and $18,018, respectively, for the same period of last fiscal year.

Total revenue into and within the U.S. was $374 and $807 for the three and six months ended December 31, 2020, respectively, an increase of $243 and $40 from $131 and $767 for the same periods of the prior year, respectively.

Revenue within our four current segments for the three and six months ended December 31, 2020 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment was 43.5% and 41.2% as a percentage of total revenue for the three and six months ended December 31, 2020, respectively, an increase of 9.5% and 7.3% of total revenue, respectively, when compared to the same periods of the last fiscal year. The absolute amount of revenue increased by $524 to $3,569 from $3,045 and decreased by $168 to $6,194 from $6,362 for the three and six months ended December 31, 2020, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three months ended December 31, 2020 increased primarily due to an increase in orders by customers in the Singapore and U.S. operations in the second quarter. Despite substantial headwinds caused by the pandemic, the demand for our equipment was strong in this quarter.

Revenue in the manufacturing segment from one customer accounted for 42.4% and 39.7% of our total revenue in the manufacturing segment for the three months ended December 31, 2020 and 2019, respectively, and 29.7% and 39.5% of our total revenue in the manufacturing segment for the six months ended December 31, 2020, and 2019, respectively.

The future revenue in our manufacturing segment will be affected by this one customer's purchase and capital expenditure plans if the customer base cannot be increased.

Testing Services Segment

The testing segment's revenue was 43.4% of total revenue for the three months ended December 31, 2020 and 2019, respectively. Revenue in the testing segment was 43.3% as a percentage of total revenue for the six months ended December 31, 2020, a decrease of 0.8% compared to the same period of the last fiscal year. The absolute amount of revenue decreased by $327 to $3,560 from $3,887 and decreased by $1,763 to $6,514 from $8,277 for the three and six months ended December 31, 2020, respectively, as compared to the same periods of the last fiscal year.

The revenue in the testing segment from the one customer noted above accounted for 61.1% and 61.6% of our revenue in the testing segment for the three months ended December 31, 2020 and 2019, respectively, and 58.8% and 64.1% of our total revenue in the testing segment for the six months ended December 31, 2020 and 2019, respectively. The future revenue in the testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment was 13.0% and 15.4% as a percentage of total revenue for the three and six months ended December 31, 2020, respectively, a decrease of 9.4% and 6.4%, respectively, compared to the same periods of the last fiscal year. The absolute amount of revenue decreased by $949 to $1,065 from $2,014 and decreased by $1,790 to $2,323 from $4,113 for the three and six months ended December 31, 2020, respectively, compared to the same periods of the last fiscal year.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts.  Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The real estate segment accounted for 0.1% of total revenue for both the three and six months ended December 31, 2020, respectively. The absolute amount of revenue in the real estate segment decreased by $9 to $7 from $16 and decreased by $22 to $11 from $33 for the three and six months ended December 31, 2020, respectively, compared to the same periods of the last fiscal year. The decrease in rental income was mainly due to a decrease in demand amid the uncertainties brought by the pandemic.

Uncertainties and Remedies

Several influencing factors create uncertainties when forecasting performance, such as the constantly changing nature of technology, specific customer requirements, a decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors. One influencing factor is the highly competitive nature of the semiconductor industry. Additionally, some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last-minute order confirmation. This will generally result in a lower margin for these products as it is more expensive to purchase materials in a short time frame. However, the Company has taken particular actions and formulated specific plans to deal with and help mitigate these unpredictable factors. For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stockpiling. We believe that we have improved customer service from staff through our efforts to keep our staff up to date on the newest technology and stress the importance of understanding and meeting our customers' stringent requirements. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods for higher technology chips.

We are in the process of implementing an Enterprise Resource Planning System as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system was scheduled to occur in phases over a few years. The operational and financial systems in our Singapore and Malaysia operations were transitioned to the new system in fiscal 2018 and fiscal 2019, respectively.

The operational and financial systems in our Tianjin and Suzhou operations have been fully transitioned to the new system during the second quarter of fiscal 2021. This implementation effort will continue till the Company's consolidation process is substantially automated using the new system.

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

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expenses in its subsidiaries. Strengthening of the U.S. dollar relative to foreign currencies adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings. Generally, it leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency denominated sales and earnings, could cause the Company to reduce international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interest of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus and our ability to perform critical functions could be harmed.

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

Comparison of the Three Months Ended December 31, 2020 and December 31, 2019

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2020 and 2019 respectively:

	Three Months Ended December 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of sales	77.2	78.7
Gross Margin	22.8%	21.3%
Operating expenses
General and administrative	20.3%	19.8%
Selling	1.5	2.0
Research and development	1.5	1.4
Total operating expenses	23.3%	23.2%
Loss from Operations	(0.5)%	(1.9)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 1.5% to 22.8% for the three months ended December 31, 2020, from 21.3% for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 0.7% to 22.4% for the three months ended December 31, 2020, as compared to 21.7% for the same period in the last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment increased by $137 to $799 for the three months ended December 31, 2020, from $662 for the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment remained comparable at 24.8% for the three months ended December 31, 2020, compared to 24.9% in the same period of the last fiscal year. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand for services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. Despite a decrease in the testing revenue, we improved the testing segment’s gross margin as a result of cost control measures. In absolute dollar amounts, gross profit in the testing segment decreased by $87 to $882 for the three months ended December 31, 2020 from $969 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of fluctuations in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 5.5% to 19.2% for the three months ended December 31, 2020, from 13.7% in the same period of the last fiscal year. The increase in gross margin was due to the increase in sales of high-profit margin products in our Singapore operation compared to the same period of last fiscal year. In absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2020 was $204 compared to $276 in the same period of the last fiscal year.

In absolute dollar amounts, for the three months ended December 31, 2020, gross loss in the real estate segment was $15, as compared to $2 for the same period of last fiscal year. The increase in gross loss was mainly due to a decrease in rental income amid the pandemic.

Operating Expenses

Operating expenses for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
(Unaudited)	2020	2019
General and administrative	$1,662	$1,777
Selling	122	176
Research and development	123	125
Total	$1,907	$2,078

General and administrative expenses decreased by $115, or 6.5%, from $1,777 to $1,662 for the three months ended December 31, 2020 compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly attributable to the lower payroll and staff-related expenses in the Singapore operations resulting from the pandemic. In addition, the absence of doubtful debts provision for the three months ended December 31, 2020 also contributed to a decrease in general and administrative expenses.

Selling expenses decreased by $54, or 30.7%, from $176 to $122 for the three months ended December 31, 2020 compared to the same period of the last fiscal year. The decrease in selling expenses was primarily attributable to the worldwide travel restrictions imposed to contain the pandemic's spread, which resulted in lower traveling expenses.

Loss from Operations

Loss from operations was $37 for the three months ended December 31, 2020, a decrease of $136, compared to $173 for the same period of last fiscal year. The result was mainly due to the increase in gross profit margin and the decrease in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
(Unaudited)	2020	2019
Interest expenses	$34	$55

Interest expense was $34 for the three months ended December 31, 2020, a decrease of $21, or 38.2%, compared to $55 for the three months ended December 31, 2019. The decrease was primarily due to a decrease in the utilization of short-term loans in the Singapore operations. As of December 31, 2020, the Company had an unused line of credit of $6,187 as compared to $6,325 at December 31, 2019.

Other Income

Other income for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
(Unaudited)	2020	2019
Interest income	$30	52
Other rental income	24	30
Exchange loss	(93)	(66)
Dividend income	30	-
Government grant	106	-
Other miscellaneous income	46	24
Total	$143	$40

Other income increased by $103 from $40 to $143 for the three months ended December 31, 2020 compared to the same period in the last fiscal year. The increase was primarily due to the Company receiving government grants of $106 from the local government in the Singapore and Malaysia operations, of which $101 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic. The increase was partially offset with the increase in unfavorable foreign exchange movement for the three months ended December 31, 2020.

Income Tax Expenses

The Company's income tax expense was $nil and $120 for the three months ended December 31, 2020 and December 31, 2019, respectively. The decrease of $120 was primarily due to absence of capital gain tax of $94 incurred in the Malaysia operation in the same period in the last fiscal year.

Non-controlling Interest

As of December 31, 2020, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net loss from the subsidiaries by the non-controlling interest for the three months ended December 31, 2020 was $184, an increase of $653 compared to the share of net profit from the subsidiaries by the non-controlling interest of $439 for the same period of the previous fiscal year. The increase in the net loss of the non-controlling interest in the subsidiaries was attributable to the increase in net loss generated by the Malaysia operation, coupled with the absence of the gain on sale of assets held for sale which occurred the same period in the previous fiscal year.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech International common shareholders for the three months ended December 31, 2020 was $235, a deterioration of $191, compared to a net income of $426 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were $0.06 for the three months ended December 31, 2020 compared to $0.12 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were $nil for both the three months ended December 31, 2020 and 2019.

Diluted earnings per share from continuing operations were $0.06 for the three months ended December 31, 2020 as compared to $0.11 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were $nil for both the three months ended December 31, 2020 and 2019.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the second quarter of fiscal year 2021 and fiscal year 2020 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income / (loss) from operations for the manufacturing segment for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
(Unaudited)	2020	2019
Revenue	$3,569	$3,045
Gross margin	22.4%	21.7%
Income / (loss) from operations	$81	$(87)

Income from operations from the manufacturing segment was $81 compared to a loss from operations of $87 in the same period of the last fiscal year, primarily due to an increase in gross margin of $137 and a decrease in operating expenses of $31. Operating expenses for the manufacturing segment were $718 and $749 for the three months ended December 31, 2020 and 2019, respectively. The decrease in operating expenses was mainly due to a decrease of $6 in general and administrative expenses, $12 in selling expenses, and $13 in corporate overhead expenses. The decrease in general and administrative expenses was mainly attributable to a decrease in payroll-related expenses in the Singapore operations. The decrease in selling expenses was primarily attributable to lower traveling expenses due to the worldwide travel restrictions imposed to contain the spread of the pandemic.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
(Unaudited)	2020	2019
Revenue	$3,560	$3,887
Gross margin	24.8%	24.9%
Loss from operations	$(336)	$(161)

Loss from operations in the testing segment for the three months ended December 31, 2020 was $336, a deterioration of $175 from income from operations of $161 in the same period of the last fiscal year. The deterioration was mainly attributable to a decrease in gross profit, as discussed earlier, and an increase in operating expenses. Operating expenses were $1218 and $1,130 for the three months ended December 31, 2020 and 2019, respectively. The increase of $88 in operating expenses was mainly due to an increase in corporate overhead expenses. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation compared to the same period in the last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
(Unaudited)	2020	2019
Revenue	$1,065	$2,014
Gross margin	19.2%	13.7%
Income from operations	$120	$188

Income from operations was $120 for the three months ended December 31, 2020, compared to $188 for the same period of last fiscal year. The decrease of $68 was mainly due to a decrease of $72 in the gross margin, as discussed earlier. Operating expenses were $84 and $88 for the three months ended December 31, 2020 and 2019, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
(Unaudited)	2020	2019
Revenue	$7	$16
Gross margin	(214.3)%	(12.5)%
Loss from operations	$(34)	$(35)

Loss from operations in the real estate segment for the three months ended December 31, 2020 was $34 compared to $35 for the same period of last fiscal year. Operating expenses were $19 and $33 for the three months ended December 31, 2020 and 2019, respectively. The decrease in operating expenses by $14 was mainly due to the absence of bonus expense for the three months ended December 31, 2020, compared to the bonus expense in the same period of prior last fiscal year.

Corporate

The income / (loss) from operations for Corporate for the three months ended December 31, 2020 and 2019 was as follows:

	Three Months Ended December 31,
(Unaudited)	2020	2019
Income / (Loss) from operations	$132	$(78)

Corporate operating income was $132 for the three months ended December 31, 2020, an increase of $210 from the corporate operating loss of $78 in the same period of the last fiscal year. The increase was mainly attributable to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Comparison of the Six Months Ended December 31, 2020 and December 31, 2019

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2020 and 2019, respectively:

	Six Months Ended
	Dec. 31, 2020	Dec. 31, 2019

Revenue	100.0%	100.0%
Cost of sales	77.5	77.9
Gross Margin	22.5%	22.1%
Operating expenses:
General and administrative	22.1%	19.0%
Selling	1.5	1.9
Research and development	1.3	1.0
Gain on disposal of plant and equipment	-	(0.1)
Total operating expenses	24.9%	21.8%
(Loss)/ Income from Operations	(2.4)%	0.3%

Overall Gross Margin

Overall gross margin as a percentage of revenue remained comparable at 22.5% for the six months ended December 31, 2020, compared to 22.1% in the same period of last fiscal year. In terms of absolute dollar amounts, gross profits decreased by $769 to $3,388 for the six months ended December 31, 2020 from $4,157 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.6% to 24.0% for the six months ended December 31, 2020, from 22.4% in the same period of the last fiscal year. In absolute dollar amounts, gross profit increased by $63 to $1,487 for the six months ended December 31, 2020 compared to $1,424 for the same period in the last fiscal year. The gross margin increase as a percentage of revenue was primarily because the orders in the second quarter of fiscal 2021 had a higher margin than those in the same period of the prior fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 3.0% to 23.2% for the six months ended December 31, 2020 from 26.2% in the same period of the last fiscal year.  There was a further deterioration in testing revenue in the Malaysia and China operations where significant portions of our cost of goods sold are fixed. As the demand for services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. However, this negative impact was partially mitigated by management’s efforts at reducing costs in the China operations. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $654 to $1,514 for the six months ended December 31, 2020, from $2,168 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 4.1% to 17.9% for the six months ended December 31, 2020, from 13.8% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2020 was $415, a decrease of $153 compared to $568 in the same period of the last fiscal year. The decrease in the absolute dollar amount of gross margin resulted from a decrease in distribution revenue in the Singapore operation. The gross profit margin of the distribution segment was affected not only by the market price of our products but also by our product mix, which frequently changes due to fluctuations in market demand.

Gross loss margin as a percentage of revenue in the real estate segment increased by 245.4% to 254.5% for the six months ended December 31, 2020, from 9.1% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross loss increased by $25 to $28 for the six months ended December 31, 2020 compared to $3 for the same period in the last fiscal year. The increase in gross loss mainly resulted from a decrease in rental income amid the pandemic.

Operating Expenses

Operating expenses for the six months ended December 31, 2020 and 2019 were as follows:
	Six Months Ended
	Dec. 31, 2020	Dec. 31, 2019
(Unaudited)
General and administrative	$3,322	$3,565
Selling	233	366
Research and development	198	201
Gain on disposal of plant and equipment	(1)	(24)
Total	$3,752	$4,108

General and administrative expenses decreased by $243, or 6.8%, from $3,565 to $3,322 for the six months ended December 31, 2020 compared to the same period of the last fiscal year. The decrease in general and administrative expenses was primarily due to the lower payroll and staff-related expenses in the Singapore, Malaysia, and China operations. In addition, there was also a decrease in doubtful debts provision in the six months ended December 31, 2020 compared to the same period of the prior fiscal year.

Selling expenses decreased by $133, or 36.3%, for the six months ended December 31, 2019, from $366 to $233 compared to the same period of the last fiscal year. The decrease in selling expenses was primarily attributable to lower traveling expenses due to the worldwide travel restrictions imposed to contain the spread of the pandemic.

(Loss) / Income from Operations

Loss from operations was $364 for the six months ended December 31, 2020 compared to income from operations of $49 for the same period of the last fiscal year. The decrease was mainly due to the decrease in gross profit margin, offset with a decrease in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the six months ended December 31, 2020 and 2019 were as follows:
	Six Months Ended
	Dec. 31, 2020	Dec. 31, 2019
(Unaudited)
Interest expense	$71	$123

Interest expense decreased by $52 to $71 from $123 for the six months ended December 31, 2020 compared to the same period of the last fiscal year. The decrease was mainly due to lower utilization of lines of credit in the Singapore operations. Additionally, the bank loan payables decreased by $136 to $2,342 for the six months ended December 31, 2020 compared to $2,206 as of June 30, 2020.

Other Income

Other income for the six months ended December 31, 2020 and 2019 was as follows:
	Six Months Ended
	Dec. 31, 2020	Dec. 31, 2019
(Unaudited)
Interest income	$70	$84
Other rental income	45	60
Exchange loss	(137)	(61)
Bad debt recovery	-	11
Dividend Income	32	-
Government grant	260	-
Other miscellaneous income	84	56
Total	$354	$150

Other income for the six months ended December 31, 2020 was $354, an increase of $204 compared to $150 for the same period of last fiscal year. The increase was primarily due to the Company receiving government grants of $260 from the local governments in the Singapore and Malaysia operations, of which $243 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic. The increase was partially offset with the unfavorable foreign exchange movement for the six months ended December 31, 2020.

Income Tax Expenses

Income tax expenses for the six months ended December 31, 2020 was $7, a decrease of $113 compared to $120 for the same period last fiscal year. The decrease in income tax expense was primarily due to absence of the capital gain tax from the sale of asset held for sale in the Malaysia operation in the six months ended December 31, 2020.

Non-controlling Interest

As of December 31, 2020, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net loss attributable to the non-controlling interest in these subsidiaries for the six months ended December 31, 2020 was $342, a deterioration of $771, compared to a net income of $429 for the same period of last fiscal year. The deterioration was attributable to the absence of gain from the sale of asset held for sale by the Malaysia operation in the six months ended December 31, 2020.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income was $227 for the six months ended December 31, 2020, a decrease of $472 compared to a net income of $699 for the same period in the last fiscal year. The decrease was mainly due to the decrease in revenue and gross margin, coupled with the absence of the gain on the sale of asset held for sale in the Malaysia operation. However, the decrease was partially offset with a decrease in operating expenses, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.06 for the six months ended December 31, 2020 compared to $0.19 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the six months ended December 31, 2020 and 2019.

Diluted earnings per share from continuing operations was $0.06 for the six months ended December 31, 2020 compared to $0.19 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the six months ended December 31, 2020 and 2019.

Segment Information

The revenue, gross profit margin, and income or loss from operations in each segment for the six months ended December 31, 2020 and 2019, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income / (loss) from operations for the manufacturing segment for the six months ended December 31, 2020 and 2019 were as follows:
	Six Months Ended
	Dec. 31, 2020	Dec. 31, 2019
(Unaudited)
Revenue	$6,194	$6,362
Gross margin	24.0%	22.4%
Income / (Loss) from operations	$63	$(99)

Income from operations from the manufacturing segment was $63 for the six months ended December 31, 2020, a change of $162 as compared to a loss from operations of $99 in the same period of the last fiscal year due to an increase in gross margin and a decrease in operating expenses. The manufacturing segment's operating expenses were $1,424 and $1,523 for the six months ended December 31, 2020 and 2019, respectively. The decrease in operating expenses of $99 was mainly due to a decrease in general and administrative expenses by $30, a decrease in selling expenses by $51, and a decrease in corporate overhead by $18 compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly attributable to a decrease in payroll-related expenses and the absence of a provision of doubtful debt in the Singapore operations. The decrease in selling expenses was primarily due to traveling expenses incurred for the six months ended December 31, 2020, as there is a worldwide travel restriction to contain the spread of the pandemic.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the six months ended December 31, 2020 and 2019 were as follows:

	Six Months Ended
	Dec. 31, 2020	Dec. 31, 2019
(Unaudited)
Revenue	$6,514	$8,277
Gross margin	23.2%	26.2%
Loss from operations	$(673)	$(93)

Loss from operations in the testing segment for the six months ended December 31, 2020 was $673, a deterioration of $580 compared to $93 in the same period of the last fiscal year. The decrease in gross margin of $654 offset with a decrease in operating expenses of $74, also contributable to the increase in operating loss. Operating expenses were $2,187 and $2,261 for the six months ended December 31, 2020 and 2019, respectively. The lower operating expenses were mainly attributed to a decrease in general and administrative expenses and selling expenses by $227 and $71, respectively. The decrease offset with an increase in corporate overheads by $204 and a decrease in the gain from the sales of property, plant and equipment by $23. The decrease in general and administrative expenses was due to a decrease in payroll-related expenses in the Malaysia and China operations as part of our cost-savings measures. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2020 and 2019 were as follows:
	Six Months Ended
	Dec. 31, 2020	Dec. 31, 2019
(Unaudited)
Revenue	$2,323	$4,113
Gross margin	17.9%	13.8%
Income from operations	$244	$392

Income from operations in the distribution segment for the six months ended December 31, 2020 was $244, a decrease of $148 compared to $392 in the same period of the last fiscal year. The decrease in operating income was primarily due to a decrease in gross margin by $153, which was partially offset with a decrease in operating expenses of $5. Operating expenses were $171 and $176 for the six months ended December 31, 2020 and 2019, respectively.

Real Estate Segment

The revenue, gross loss margin and loss from operations for the real estate segment for the six months ended December 31, 2020 and 2019 were as follows:

	Six Months Ended
	Dec. 31, 2020	Dec. 31, 2019
(Unaudited)
Revenue	$11	$33
Gross loss margin	254.5%	9.1%
Loss from operations	$(61)	$(52)

Loss from operations in the real estate segment for the six months ended December 31, 2020 was $61, a further deterioration of $9 compared to $52 for the same period of the last fiscal year. The increase in operating loss was mainly due to an increase in gross loss margin, as discussed earlier. Operating expenses were $33 and $49 for the six months ended December 31, 2020 and 2019, respectively. The decrease in operating expenses was mainly due to the absence of one-off payroll-related expenses, which occurred in the same period of the prior fiscal year.

Corporate

The income / (loss) from operations for corporate for the six months ended December 31, 2020 and 2019 were as follows:

	Six Months Ended
	Dec. 31, 2020	Dec. 31, 2019
(Unaudited)
Income / (loss) from operations	$63	$(99)

The improvement of $162 was mainly due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Financial Condition

During the six months ended December 31, 2020 total assets increased by $2,703 to $38,363 compared to $35,660 as of June 30, 2020. The increase in total assets was primarily due to an increase in cash and cash equivalents, short-term deposits, trade account receivables, inventories, prepaid expenses and other current assets, deferred tax assets, investment properties, operating lease right-of-use, other assets and restricted term deposits. This was partially offset by a decrease in other receivables, and property, plant and equipment.

Cash and cash equivalents were $4,470 as at December 31, 2020, reflecting an increase of $320 from $4,150 as at June 30, 2020, primarily due to the Company generated operating cash flow of $301 for the six months ended December 31, 2020.

Short-term deposits were $6,940 as at December 31, 2020, reflecting a decrease of $102 from $6,838 as at June 30, 2020. The increase was primarily due to an increase in deposits in the Singapore operation.

As at December 31, 2020, the trade accounts receivable balance increased by $1,630 to $7,581, from $5,951 as at June 30, 2020, primarily due to the increase in revenue in the Malaysia, China, and U.S. operations. This increase was partially offset by the decrease in the Thailand operations. The number of days’ sales outstanding in accounts receivables for the Group was 88 and 67 days at the end of the second quarter of the fiscal year 2021 and the end of the last fiscal year, respectively.

As at December 31, 2020 other receivables were $670, reflecting a decrease of $328 from $998 as at June 30, 2020. The decrease was primarily due to a decrease in advance payments made to suppliers in the Singapore operation.

Inventories as at December 31, 2020 were $2,147, an increase of $225, compared to $1,922 as at June 30, 2020. The increase in inventories was in line with an increase in orders by customers in the manufacturing segment of the Singapore and U.S. operations.

Prepaid expenses and other current assets were $342 as at December 31, 2020 compared to $341 as at June 30, 2020.

Investment properties’ net in China was $712 as at December 31, 2020 and $690 as at June 30, 2020. The increase was primarily due to the foreign currency exchange movement between June 30, 2020 and December 31, 2020. The increase was partially offset by the depreciation charged for the period.

Property, plant and equipment decreased by $260 from $10,310 as at June 30, 2020, to $10,050 as at December 31, 2020, mainly due to depreciation charged for the period and the foreign currency exchange movement between June 30, 2020 and December 31, 2020. The decrease was partially offset by the new property, plant, and equipment acquisition in the Singapore and Malaysia operations.

Restricted term deposits increased by $92 to $1,752 as at December 31, 2020 as compared to $1,660 as at June 30, 2020. This was primarily due to the foreign currency exchange movement between June 30, 2020 and December 31, 2020.

Other assets increased by $222 to $1,831 as at December 31, 2020 compared to $1,609 as at June 30, 2020.  This was mainly due to down payments made for the purchase of equipment in the Malaysia operation.

Lines of credit decreased by $172 to $nil as at December 31, 2020 as compared to $172 as at June 30, 2020. This was due to lower utilization of the bank facilities in the Singapore operation.

Accounts payable increased by $513 to $3,103 as at December 31, 2020 as compared to $2,590 as at June 30, 2020. This was due to an increase in sales, which lead to more materials purchased to meet customer requirements in the Singapore operation.

Accrued expenses increased by $390 to $3,395 as at December 31, 2020 as compared to $3,005 as at June 30, 2020. The increase in accrued expenses was mainly due to an increase in the accrued purchases in the Singapore operation.

Bank loans payable increased by $136 to $2,342 as at December 31, 2020 as compared to $2,206 as at June 30, 2020. This was due to the additional loan drawdown in the Malaysia operation.

Finance leases decreased by $86 to $580 as at December 31, 2020 as compared to $666 as at June 30, 2020. This was due to the repayments made in the Malaysia operation.

Operating lease right-of-use assets and the corresponding lease liability increased by $570 to $1,514 as of December 31, 2020, as compared to $944 as at June 30, 2020. This was due to the renewal of the lease agreements in the Singapore operations. The increase was partially offset with the repayment made and the operating lease expenses charged for the period.

As of December 31, 2020 and June 30, 2020, the Company accounted $121 for the Paycheck Protection Program which was created by the United States Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Liquidity Comparison

Net cash provided by operating activities decreased by $1,258 to an inflow of $315 for the six months ended December 31, 2020 from an inflow of $1,573 for the same period of the last fiscal year. The decrease in net cash inflow provided by operating activities was primarily due to a decrease in net income by $1,243 and an increase in cash outflow of $1,727 from trade accounts receivable. These increases were partially offset by a decrease in depreciation and amortization amounted to $107 and an increase in cash inflow of $1,006 from accounts payables and accrued expenses.

Net cash used investing activities decreased by $2,010 to an outflow of $106 for the six months ended December 31, 2020 from an outflow of $2,116 for the same period of the last fiscal year. The decrease in cash outflow was primarily due to a decrease in investment in unrestricted term deposits by $2,263 and $527 in capital expenditures, coupled with an increase in cash inflow of $520 from the withdrawal of unrestricted deposit. These decreases were partially offset by a decrease in cash inflow of $1,261 from proceed from sale of asset held for sale.

Net cash used in financing activities for the six months ended December 31, 2020 was $357, representing a decrease of $752, as compared to cash inflow $395 during the six months ended December 31, 2019. The increase in cash outflow was mainly attributable to a decrease in cash inflow by $1,337 from the lines of credit proceeds. This increase was partially offset by a decrease in cash outflow of $555 from the payments on lines of credit.

Critical Accounting Estimates & Policies

Effective as of July 1, 2019, the Company has adopted ASU 2016-02, Leases (Topic 842), and its related amendments using the modified retrospective transition method. We have completed our adoption and implemented policies, processes and controls to support the standard’s measurement and disclosure requirements as described in note 1 to the financial statements included in item 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The operational and financial systems in our Tianjin and Suzhou operations have been fully transitioned to the new system during the second quarter of fiscal 2021. This implementation effort will continue until the Group's consolidation process is substantially automated using the new system.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 11, 2021