Form 10-Q
period 2021-03-31
TRIO-TECH INTERNATIONAL
filed 2021-05-14
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b2 of the Exchange Act. (Check one):

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

As of May 1, 2021, there were 3,913,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and June 30, 2020	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 31, 2021 (Unaudited) and March 31, 2020 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended March 31, 2021 (Unaudited) and the March 31, 2020 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2021 (Unaudited) and March 31, 2020 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46

Part II.	Other Information

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47

Signatures		48

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2021	June 30, 2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,178	$4,150
Short-term deposits	7,146	6,838
Trade accounts receivable, less allowance for doubtful accounts of $318 and $314, respectively	6,997	5,951
Other receivables	678	998
Inventories, less provision for obsolete inventories of $676 and $678, respectively	2,602	1,922
Prepaid expenses and other current assets	367	341
Total current assets	22,968	20,200
NON-CURRENT ASSETS:
Deferred tax assets	337	247
Investment properties, net	688	690
Property, plant and equipment, net	9,690	10,310
Operating lease right-of-use assets	1,994	944
Other assets	1,709	1,609
Restricted term deposits	1,739	1,660
Total non-current assets	16,157	15,460
TOTAL ASSETS	$39,125	$35,660

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$184	$172
Accounts payable	2,997	2,590
Accrued expenses	3,467	3,005
Income taxes payable	348	344
Current portion of bank loans payable	435	370
Current portion of finance leases	216	231
Current portion of operating leases	659	477
Current portion of PPP loan	121	54
Total current liabilities	8,427	7,243
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,732	1,836
Finance leases, net of current portion	291	435
Operating leases, net of current portion	1,335	467
Income taxes payable	385	430
PPP loan, net of current portion	-	67
Other non-current liabilities	34	36
Total non-current liabilities	3,777	3,271
TOTAL LIABILITIES	$12,204	$10,514

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,913,055 shares issued outstanding as at March 31, 2021 and 3,673,055 shares as at June 30, 2020, respectively	$12,178	$11,424
Paid-in capital	3,507	3,363
Accumulated retained earnings	8,441	8,036
Accumulated other comprehensive income-translation adjustments	2,259	1,143
Total Trio-Tech International shareholders' equity	26,385	23,966
Non-controlling interest	536	1,180
TOTAL EQUITY	$26,921	$25,146
TOTAL LIABILITIES AND EQUITY	$39,125	$35,660

See notes to condensed consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2021	2020	2021	2020
Revenue
Manufacturing	$3,130	$2,519	$9,324	$8,881
Testing services	3,504	3,741	10,018	12,018
Distribution	1,467	2,225	3,790	6,338
Real estate	11	16	22	49
	8,112	8,501	23,154	27,286
Cost of Sales
Cost of manufactured products sold	2,148	1,851	6,855	6,789
Cost of testing services rendered	2,651	2,937	7,651	9,046
Cost of distribution	1,234	1,909	3,142	5,454
Cost of real estate	19	18	58	54
	6,052	6,715	17,706	21,343

Gross Margin	2,060	1,786	5,448	5,943

Operating Expenses:
General and administrative	1,923	1,754	5,245	5,319
Selling	123	181	356	547
Research and development	79	79	277	280
Impairment loss on long-lived assets	-	139	-	139
Gain on disposal of property, plant and equipment	-	-	(1)	(24)
Total operating expenses	2,125	2,153	5,877	6,261

Loss from Operations	(65)	(367)	(429)	(318)

Other Income / (Expenses)
Interest expenses	(25)	(63)	(96)	(186)
Gain on sale of asset held for sale	-	-	-	1,172
Other income, net	273	440	627	590
Total other income	248	377	531	1,576

Income from Continuing Operations before Income Taxes	183	10	102	1,258

Income Tax (Expenses) / Benefits	(118)	8	(125)	(112)

Income / (loss) from continuing operations before non-controlling interest, net of tax	65	18	(23)	1,146

Discontinued Operations
Income / (loss) from discontinued operations, net of tax	1	(21)	(26)	(21)
NET INCOME / (LOSS)	66	(3)	(49)	1,125

Less: net (loss) / income attributable to non-controlling interest	(112)	(73)	(454)	356
Net Income Attributable to Trio-Tech International Common Shareholders	$178	$70	$405	$769

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	177	81	418	780
Income / (loss) from discontinued operations, net of tax	1	(11)	(13)	(11)
Net Income Attributable to Trio-Tech International Common Shareholders	$178	$70	$405	$769

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.05	$0.02	$0.11	$0.21
Basic earnings per share from discontinued operations attributable to Trio-Tech International		$-	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.05	$0.02	$0.11	$0.21

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.04	$0.02	$0.10	$0.21
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.04	$0.02	$0.10	$0.21

Weighted average number of common shares outstanding
Basic	3,913	3,673	3,913	3,673
Dilutive effect of stock options	133	86	117	61
Number of shares used to compute earnings per share diluted	4,046	3,759	4,030	3,734

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2021	2020	2021	2020
Comprehensive (Loss)/ Income Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	$66	$(3)	$(49)	$1,125
Foreign currency translation, net of tax	(468)	(1,013)	1,115	(1,051)
Comprehensive (Loss)/ Income	(402)	(1,016)	1,066	74
Less: comprehensive (loss) / income attributable to non-controlling interest	(136)	(64)	(455)	376
Comprehensive (Loss)/ Income Attributable to Trio-Tech International Common Shareholders	$(266)	$(952)	$1,521	$(302)

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

Nine months ended March 31, 2021
	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2020	3,673	11,424	3,363	8,036	1,143	1,180	25,146
Stock option expenses	-	-	144	-	-	-	144
Net income / (loss)	-	-	-	405	-	(454)	(49)
Dividend declared by subsidiary	-	-	-	-	-	(189)	(189)
Exercise of stock option	240	754	-	-	-	-	754
Translation adjustment	-	-	-	-	1,116	(1)	1,115
Balance at Mar. 31, 2021	3,913	12,178	3,507	8,441	2,259	536	26,921

Nine months ended March 31, 2020
	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2019	3,673	11,424	3,305	7,070	1,867	1,195	24,861
Stock option expenses	-	-	52	-	-		52
Net income	-	-	-	769	-	356	1,125
Dividend declared by subsidiary	-	-	-	-	-	(120)	(120)
Exercise of stock options	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(1,071)	20	(1,051)
Balance at Mar. 31, 2020	3,673	11,424	3,357	7,839	796	1,451	24,867

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net (loss) / income	$(49)	$1,125
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	2,224	2,350
Impairment loss on long-lived assets	-	139
Stock compensation	144	52
Addition / (reversal) of provision for obsolete inventories	(2)	5
Bad debt (recovery) expenses	(15)	-
Allowance for doubtful debt	-	62
Accrued interest expense, net accrued interest income	(18)	(35)
Payment of interest portion of finance lease	(32)	(43)
Gain on sale of asset held for sale	-	(1,172)
Gain on sale of property, plant and equipment	(1)	(24)
Dividend income	(32)	-
Dividend received	32	-
Deferred tax benefit	(70)	(132)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(1,013)	664
Other receivables	320	(248)
Other assets	(33)	101
Inventories	(624)	108
Prepaid expenses and other current assets	(76)	20
Accounts payable and accrued expenses	754	(449)
Income taxes payable	(44)	(29)
Operating lease liabilities	(565)	(398)
Net Cash Provided by Operating Activities	900	2,096

Cash Flow from Investing Activities
Proceeds from disposal of property, plant and equipment	-	39
Proceeds from sale of asset held for sale	-	1,261
Withdrawal of unrestricted deposit	1,166	-
Investment in unrestricted term deposits, net	(1,370)	(2,393)
Additions to property, plant and equipment	(621)	(848)
Net Cash Used in Investing Activities	(825)	(1,941)

Cash Flow from Financing Activities
Payment on lines of credit	(174)	(1,922)
Payment of bank loans	(296)	(372)
Payment of principal portion of finance leases	(192)	(251)
Dividends paid on non-controlling interest	(189)	(120)
Proceeds from bank loans	189	-
Proceeds from exercise stock options	754	-
Proceeds from lines of credit	187	2,090
Proceeds from principal of finance leases	-	279
Net Cash Used in Financing Activities	279	(296)

Effect of Changes in Exchange Rate	753	(431)

Net Increase/(Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,107	(572)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,810	6,569
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,917	$5,997

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$69	$186
Income taxes	$203	$124

Non-Cash Transactions
Finance lease of property, plant and equipment	$-	$279

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	5,178	4,370
Restricted Term-Deposits in Non-Current Assets	1,739	1,627
Total Cash, Cash Equivalents, and Restricted Cash Shown in the Statements of Cash Flows	$6,917	$5,997

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the third quarter of fiscal year 2021, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia and China as follows:

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
  * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of March 31, 2021 and through the Quarterly Report dated May 14, 2021 using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended March 31, 2021, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements. As of March 31, 2021, the Company had cash and cash equivalents and short-terms deposits totaling $12,324 and unused lines of credit of $5,520. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2020.

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

The standard provided an alternative modified retrospective transition method. Under this method, the cumulative effect adjustment to the opening balance of retained earnings is recognized on the date of adoption (July 1, 2019). The Company adopted ASC 842 as of July 1, 2019, and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the date of adoption i.e. July 1, 2019.

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

In December 2019, FASB issued ASU 2019-12 ASC Topic 740: Income Taxes: Simplifying Accounting for Income Taxes, which removes specific exceptions to the general principles in topic 740 in US GAAP. The amendments eliminate the need for an organization to analyze whether the specific exceptions apply in a given period, improve financial statement preparers’ application of income tax related guidance and simplify GAAP. The amendments are effective for all entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its consolidated financial statements and related disclosures.

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

In May 2021, FASB issued ASU 2021-04 ASC Topic 260: Earnings Per Share, Subtopic 470-50: Debt—Modifications and Extinguishments, ASC Topic 718: Compensation-Stock Compensation and Subtopic 815-40: Derivatives and Hedging- Contracts in Entity’s Own Equity for the Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) How an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) How an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) How an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASC Topic 326 is effective for the Company for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the potential impact of this accounting standard update on its consolidated financial statements.

Other new pronouncements issued but not yet effective until after March 31, 2021 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Mar. 31, 2021 (Unaudited)	June 30, 2020

Short-term deposits	$7,285	$7028
Currency translation effect on short-term deposits	(139)	(190)
Total short-term deposits	7,146	6,838
Restricted term deposits	1,772	1,712
Currency translation effect on restricted term deposits	(33)	(52)
Total restricted term deposits	1,739	1,660
Total term deposits	$8,885	$8,498

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of March 31, 2021 and June 30, 2020 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31, 2021 (Unaudited)	June 30, 2020
Beginning	$314	$263
Additions charged to expenses	-	351
Recovered	-	(284)
Write-off	(15)	(9)
Currency translation effect	19	(7)
Ending	$318	$314

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of March 31, 2021.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	304
Less: allowance for doubtful receivables		(2,000)	(304)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct. 31, 2016	5,000	760
Less: transfer – down-payment for purchase of investment property		(5,000)	(760)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $304, arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $294 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the quarter ended March 31, 2021 or for the fiscal year ended June 30, 2020. TTCQ is in the legal process of recovering the outstanding amount of approximately $304.

The loan amounting to RMB 5,000, or approximately $760, arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in fiscal 2011. The amount was unsecured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8)

 6.  INVENTORIES

 Inventories consisted of the following:
	Mar. 31, 2021 (Unaudited)	June 30, 2020

Raw materials	$1,157	$1,281
Work in progress	1,785	968
Finished goods	281	422
Currency translation effect	55	(71)
Less: provision for obsolete inventories	(676)	(678)
	$2,602	$1,922

The following table represents the changes in provision for obsolete inventories:

	Mar. 31, 2021 (Unaudited)	June 30, 2020

Beginning	$678	$673
Additions charged to expenses	6	26
Usage – disposition	(23)	(8)
Currency translation effect	15	(13)
Ending	$676	$678

7.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2021. The exchange rate is based on the market rate as of March 31, 2021.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan. 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar. 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan. 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr. 08, 2010	4,025	648
Currency translation		-	(55)
Gross investment in rental property		9,649	1,474
Accumulated depreciation on rental property	Mar. 31, 2021	(6,920)	(1,053)
Reclassified as “Assets held for sale”- Mao Ye Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- Mao Ye Property	Mar. 31, 2019	(1,029)	(143)
		(5,127)	(786)
Net investment in property – China		4,522	688

The following table presents the Company’s investment in properties in China as of June 30, 2020. The exchange rate is based on the market rate as of June 30, 2020.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan. 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar. 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan. 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr. 08, 2010	4,025	648
Currency translation		-	(166)
Gross investment in rental property		9,649	1,363
Accumulated depreciation on rental property	June 30, 2020	(6,558)	(940)
Reclassified as “Assets held for sale”-Mao Ye Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- Mao Ye Property	Mar. 31, 2019	(1,029)	(143)
		(4,765)	(673)
Net investment in property – China		4,884	690

Rental Property I - Mao Ye Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, or approximately $894.

Property purchased from MaoYe generated a rental income of $6 and $9 during the three and nine months ended March 31, 2021 as compared to $8 and $24 for the same periods, respectively, in last fiscal year.

Depreciation expense for MaoYe was $4 and $11 for the three and nine months ended March 31, 2021, respectively as compared to $4 and $12 for the same periods in the last fiscal year.

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

Property purchased from JiangHuai did not generate any rental income for the three and nine months ended March 31, 2021 and 2020.

Depreciation expense for JiangHuai was $6 and $19 for the three and nine months ended March 31, 2021, respectively as compared to $6 and $20 for the same periods in last fiscal year.

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

One of the two commercial properties was leased by TTCQ to a third party under a two years lease to rent out the 154.49 square meter at a monthly rate of RMB9, or approximately $1, commencing from May 21, 2021 to May 23, 2023.

For the other leased property, TTCQ renewed the lease agreement to rent out the 161 square meter space at a monthly rate of RMB 10, or approximately $1, from November 1, 2019 to October 31, 2020. After which, TTCQ renewed the lease agreement at a monthly rate of RMB 10, or approximately $1, from November 1, 2020 to April 30, 2021 and May 1, 2021 to October 31, 2021.

Properties purchased from FuLi generated a rental income of $5 and $12 for the three and nine months ended March 31, 2021, respectively, as compared to $8 and $25 for the same periods in the last fiscal year.

Depreciation expense for FuLi was $7 and $22 for the three and nine months ended March 31, 2021, respectively, as compared to $7 and $20 for the same periods in the last fiscal year.

Summary

Total rental income for all investment properties in China was $11 and $21 for the three and nine months ended March 31, 2021, respectively, as compared to $16 and $49 for the same periods, respectively, in the last fiscal year.

Depreciation expenses for all investment properties in China were $17 and $52 for the three and nine months ended March 31, 2021, respectively, as compared to $17 and $52 same periods, respectively, in the last fiscal year.

8.   OTHER ASSETS

Other assets consisted of the following:
	Mar. 31, 2021 (Unaudited)	June 30, 2020
Down payment for purchase of investment properties *	$1,645	$1,645
Down payment for purchase of property, plant and equipment	82	8
Deposits for rental and utilities	117	171
Currency translation effect	(135)	(215)
Total	$1,709	$1,609

*
Down payment for purchase of investment properties included:
	RMB	U.S. Dollars
Original Investment (10% of Jun Zhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment(Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less: Impairment of Interest	(906)	(150)
Transferred to Down Payment (Note *b)	5,344	864
* Down Payment for Purchase of Investment Properties	$10,207	$1,645

a)
On December 2, 2010, the Company signed a Joint Venture agreement (“agreement”) with Jia Sheng Property Development Co. Ltd. (“Developer”) to form a new company, Jun Zhou Co., Limited (“Joint Venture” or “Jun Zhou”) to joint develop the “Singapore Themed Park” project (the “project”), where the Company paid RMB 10 million for the 10% investment in the joint venture. The Developer paid the Company a management fee of RMB 5 million in cash upon signing of the agreement with a remaining fee of RMB 5 million payable upon fulfilment of certain conditions in accordance with the agreement. The Company further reduced its investment by RMB 137, or approximately $22, towards the losses from operations incurred by the joint venture.

On October 2, 2013, the Company disposed of its entire 10% interest in the joint venture. The Company recognized the disposal of its 10% investment in Jun Zhou based on the recorded net book value of RMB 5 million or equivalent to U.S. $803K, from net considerations paid, in accordance with U.S. GAAP under ASC Topic 845 Non-monetary Consideration. It’s presented under “Other Assets” as non-current assets to defer the recognition of the gain on the disposal of the 10% interest in joint venture investment until such time that the consideration is paid, so that the gain can be ascertained.

b)
Amounts of RMB 5,000, or approximately $760, as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250, or approximately $200, and impairment on interest of RMB 906, or approximately $150.

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

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of March 31, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,230	$4,230
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$1,113	$929
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$361	$361

As of June 30, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit

Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$4,806
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

10.  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	Mar. 30, 2021 (Unaudited)	June 30, 2020
Payroll and related costs	$1,131	$1,185
Commissions	76	104
Customer deposits	38	30
Legal and audit	284	315
Sales tax	(2)	19
Utilities	78	80
Warranty	12	12
Accrued purchase of materials and property, plant and equipment	549	186
Provision for re-instatement	290	300
Deferred income	85	88
Contract liabilities	584	476
Other accrued expenses	256	287
Currency translation effect	86	(77)
Total	$3,467	$3,005

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

	Mar. 31, 2021 (Unaudited)	June 30, 2020
Beginning	$12	$39
Additions charged to cost and expenses	2	1
Reversal	(2)	(27)
Currency translation effect	-	(1)
Ending	$12	$12

12.   BANK LOANS PAYABLE

 Bank loans payable consisted of the following:
	Mar. 31, 2021 (Unaudited)	June 30, 2020
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (3.85% for both March 31, 2021 and June 30, 2020) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,591 and $2,543, as at March 31, 2021 and June 30, 2020, respectively.	1,982	2,206

Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	185	-
Total bank loans payable	$2,167	$2,206

Current portion of bank loans payable	424	384
Currency translation effect on current portion of bank loans	11	(14)
Current portion of bank loans payable	435	370
Long-term portion of bank loans payable	1,675	1,911
Currency translation effect on long-term portion of bank loans	57	(75)
Long-term portion of bank loans payable	$1,732	$1,836

Future minimum payments (excluding interest) as at March 31, 2021 were as follows:

Remainder of fiscal 2021	$108
2022	439
2023	457
2024	461
2025	208
Thereafter	494
Total obligations and commitments	$2,167

Future minimum payments (excluding interest) as at June 30, 2020 were as follows:

2021	$370
2022	384
2023	400
2024	403
2025	158
Thereafter	491
Total obligations and commitments	$2,206

13.   COMMITMENTS AND CONTINGENCIES

The Company had capital commitments in China and Malaysia for the purchase of equipment and other related infrastructure costs amounting to RMB 1,469, or approximately $224, and MYR 5, or approximately $1, respectively as at March 31, 2021, as compared to no capital commitment as at June 30, 2020.

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

All inter-segment revenue was from the manufacturing segment to the testing and distribution segments. Total inter-segment revenue was $194 for the three months ended March 31, 2021, as compared to $373 for the same period in the last fiscal year. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the nine months ended March 31, 2021 and March 31, 2020:

Business Segment Information:

	Nine Months Ended Mar. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2021	$9,324	277	12,576	310	214
	2020	$8,881	(201)	9,871	297	124

Testing Services	2021	10,018	(993)	21,364	1,859	407
	2020	12,018	(540)	22,332	1,999	724

Distribution	2021	3,790	407	983	-	-
	2020	6,338	599	869	3	-

Real Estate	2021	22	(84)	3,784	55	-
	2020	49	(82)	3,584	51

Fabrication	2021	-	-	-	-	-
Services *	2020	-	-	23	-	-

Corporate &	2021	-	(36)	418	-	-
Unallocated	2020	-	(94)	117	-	-

Total Company	2021	$23,154	(429)	39,125	2,224	621
	2020	$27,286	$(318)	$36,796	$2,350	$848

The following segment information is unaudited for the three months ended March 31, 2021 and March 31, 2020:

Business Segment Information:

	Three Months Ended Mar. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2021	$3,130	214	12,576	98	60
	2020	$2,519	(102)	9,871	101	89

Testing Services	2021	3,504	(320)	21,364	637	344
	2020	3,741	(447)	22,332	655	15

Distribution	2021	1,467	163	983	-	-
	2020	2,225	207	869	1	-

Real Estate	2021	11	(23)	3,784	20	-
	2020	16	(30)	3,584	17

Fabrication	2021	-	-	-	-	-
Services *	2020	-	-	23	-	-

Corporate &	2021	-	(99)	418	-	-
Unallocated	2020	-	5	117	-	-

Total Company	2021	$8,112	(65)	39,125	755	404
	2020	$8,501	$(367)	$36,796	$774	$104

* Fabrication services is a discontinued operation.

15. OTHER INCOME

Other income consisted of the following:
	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	$26	$46	$96	$130
Other rental income	25	30	70	90
Exchange loss	58	94	(79)	33
Bad debt recovery	-	-	10	11
Dividend income	-	-	32	-
Government grant	152	266	412	295
Other miscellaneous income	12	4	86	31
Total	$273	$440	$627	$590

The Company received financial assistance in the form of government grants from the Singapore and Malaysia governments amid the COVID-19 pandemic. The grants amounted to $107 and $350 for the three and nine months ended March 31, 2021, respectively, compared to the government grants received amounting to $263 for the same period in the previous fiscal year.

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

Due to the enactment of the Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $13 for the period ended Mar 31, 2021.

The Company's income tax expense was $118 for the three months ended March 31, 2021, as compared to income tax benefit of $8 for the three months ended March 31, 2020. Our effective tax rate (“ETR”) from continuing operations was 64.5% and (80.0%) for the quarters ended March 31, 2021 and March 31, 2020, respectively. The increase in income tax expense and effective tax rate was due to the following:

1) The Company recorded a tax reversal of $70 due to reversal of provision for the GILTI tax coupled with the tax loss incurred from the adverse impact from COVID-19 during the three months ended March 31, 2020.
2) The Singapore operations incurred higher income tax due to higher income generated coupled with tax benefit, which was fully utilized during three months ended March 31, 2021

The Company's income tax expense was $125 for the nine months ended March 31, 2021, as compared to of $112 for the nine months ended March 31, 2020. Our effective tax rate (“ETR”) from continuing operations was 123% and 9% for the nine months ended March 31, 2021 and March 31, 2020, respectively. The increase in effective tax rate was due to the following:

1)
The Singapore operations incurred higher income tax due to higher income generated coupled with a tax benefit, which was fully utilized during the nine months ended March 31, 2021.
2)
The Company incurred tax loss resulting from the adverse impact from COVID-19 during nine months ended March 31, 2020.
3)
The Company recorded a income tax benefit of $35 as a result of a tax refund in the China operation during nine months ended March 31, 2020.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at March 31, 2021.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.

	Mar. 31, 2021 (Unaudited)	June 30, 2020
Trade Accounts Receivable	6,997	5,951
Accounts Payable	2,997	2,590
Contract Assets	308	216
Contract Liabilities	584	476

Remaining Performance Obligation

As at March 31, 2021, the Company had $600 in remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, approximately 80.0% of this amount is expected to be recognized as revenue over the next two years, with the remaining amount expected to be recognized between three and five years.

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

Options to purchase 674,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of March 31, 2021. 140,000 stock options were excluded in the computation of diluted EPS for the three months ended March 31, 2021 because they were anti-dilutive.

Options to purchase 763,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of March 31, 2020. 212,500 stock options were excluded in the computation of diluted EPS for the three months ended March 31, 2020 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$177	$81	$418	$780
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	1	(11)	(13)	(11)
Net income attributable to Trio-Tech International Common Shareholders	$178	$70	$405	$769

Weighted average number of common shares outstanding - basic	3,913	3,673	3,913	3,673

Dilutive effect of stock options	133	86	117	61
Number of shares used to compute earnings per share - diluted	4,046	3,759	4,030	3,734

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.05	0.02	0.11	0.21
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.05	$0.02	$0.11	$0.21

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.04	0.02	0.10	0.21
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.04	$0.02	$0.10	$0.21

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Nine Months Ended March 31,
	2021	2020
Expected volatility	45.38% to 81.97%	45.38% to 65.49%
Risk-free interest rate	0.14% to 2.35%	0.30% to 2.35%
Expected life (years)	0.25 -4.51	2.5-3.25

The expected volatilities are based on the historical volatility of the Company’s stock. Due to lower volatility, the observation is made on a daily basis for the nine months ended March 31, 2021. The observation period covered is consistent with the expected life of options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the second and third quarter of fiscal year 2021, the Company granted options to purchase 11,000 and 60,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan, respectively. There were no stock options granted under the 2017 Employee Plan exercised during the nine-month period ended March 31, 2021. The Company recognized $45 stock-based compensation expenses during the nine months ended March 31, 2021.

During the third quarter of fiscal year 2020, the Company granted options to purchase 60,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan. There were no stock options exercised during the nine-month period ended March 31, 2020. The Company recognized $28 stock-based compensation expenses during the nine months ended March 31, 2020.

As of March 31, 2021, there were vested stock options granted under the 2017 Employee Plan covering a total of 149,750 shares of Common Stock. The weighted-average exercise price was $4.46 and the weighted average remaining contractual term was 2.99 years.

As of March 31, 2020, there were vested stock options granted under the 2017 Employee Plan covering a total of 83,000 shares of Common Stock. The weighted-average exercise price was $4.65 and the weighted average remaining contractual term was 3.60 years.

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2021 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	196,000	$3.92	3.72	$36.00
Granted	71,000	5.03	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	267,000	$4.21	3.47	$210.40
Exercisable at March 31, 2021	149,750	$4.46	2.99	$106.07

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2021 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2020	98,000	$3.39
Granted	71,000	-
Vested	(51,750)	-
Forfeited	-	-
Non-vested at March 31, 2021	117,250	$3.90

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	136,000	$4.53	4.28	$-
Granted	60,000	2.53	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2020	196,000	$3.91	3.97	$9.6
Exercisable at March 31, 2020	83,000	$4.65	3.60	$2.4

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2020 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	87,000	$4.28
Granted	60,000	2.53
Vested	(34,000)	4.19
Forfeited	-	-
Non-vested at March 31, 2020	113,000	$3.37

2007 Employee Stock Option Plan

The 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during either the nine months ended March 31, 2021 or March 31, 2020

There were 40,000 and 0 stock options exercised during the nine months ended March 31, 2021 and March 31, 2020, respectively. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2021 and March 31, 2020.

As of March 31, 2021, there were vested stock options granted under the 2007 Employee Plan covering a total of 37,500 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average remaining contractual term was 0.99 years.

As of March 31, 2020, there were vested stock options granted under the 2007 Employee Plan covering a total of 77,500 shares of Common Stock. The weighted-average exercise price was $3.69 and the weighted average remaining contractual term was 1.46 years.

A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2021 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	77,500	$3.69	1.22	$-
Granted	-	-	-	-
Exercised	(40,000)	3.26	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	37,500	$4.14	0.99	$13.13
Exercisable at March 31, 2021	37,500	$4.14	0.99	$13.13

There were no non-vested employee stock options under the 2007 Employee Plan during the nine months ended March 31, 2021.

A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	77,500	$3.69	2.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2020	77,500	3.69	1.46	-
Exercisable at March 31, 2020	77,500	$3.69	1.46	$-

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

During the third quarter of fiscal year 2021, the Company granted options to purchase 80,000 shares of its Common Stock pursuant to the 2017 Directors Plan. There were no stock options exercised during the nine months ended March 31, 2021. The Company recognized $99 stock-based compensation expenses during the nine months ended March 31, 2021.

During the third quarter of fiscal year 2020, the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan. There were no stock options exercised during the nine months ended March 31, 2020. The Company recognized stock-based compensation expenses of $24 in the nine months ended March 31, 2020 under the 2017 Directors Plan.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of March 31, 2021 or March 31, 2020.

As of March 31, 2021, there were vested stock options granted under the 2017 Directors Plan covering a total of 320,000 shares of Common Stock. The weighted-average exercise price was $4.27 and the weighted average remaining contractual term was 3.47 years.

As of March 31, 2020, there were vested stock options granted under the 2017 Directors Plan covering a total of 240,000 shares of Common Stock. The weighted-average exercise price was $3.93 and the weighted average remaining contractual term was 4 years.

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2021 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	240,000	$3.93	3.75	$48.00
Granted	80,000	5.27	4.89	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	320,000	$4.27	3.47	$253.6
Exercisable at March 31, 2021	320,000	$4.27	3.47	$253.6

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	160,000	$4.63	4.25	$-
Granted	80,000	2.53	4.98	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2020	240,000	$3.93	4.00	$12.80
Exercisable at March 31, 2020	240,000	$3.93	4.00	$12.80

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Directors Plan permitted the issuance of options to directors.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Directors Plan during the nine months ended March 31, 2021 and March 31, 2020.

200,000 shares of stock options were exercised during the nine months ended March 31, 2021. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2021.

There were no stock options exercised during the nine months ended March 31, 2020. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2020.

As of March 31, 2021, there were vested stock options granted under the 2007 Directors Plan covering a total of 50,000 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average remaining contractual term was 0.99 years.

As of March 31, 2020, there were vested stock options granted under the 2007 Directors Plan covering a total of 250,000 shares of Common Stock. The weighted-average exercise price was $3.32 and the weighted average remaining contractual term was 1.08 years

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2021 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	250,000	$3.32	0.83	$22.00
Granted	-	-	-	-
Exercised	(200,000)	3.12	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	50,000	$4.14	0.99	$17.50
Exercisable at March 31, 2021	50,000	$4.14	0.99	$17.50

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	300,000	$3.40	1.58	$9.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	(3.81)	-	-
Outstanding at March 31, 2020	250,000	3.32	1.08	-
Exercisable at March 31, 2020	250,000	$3.32	1.08	$-

20.  LEASES

Company as Lessor

Operating leases under which we are the lessor arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $17 for both the three months ended March 31, 2021 and March 31, 2020.

Future minimum rental income in China and Thailand to be received from fiscal year 2021 to fiscal year 2022 on non-cancelable operating leases is contractually due as follows as of March 31, 2021:

2021	$33
2022	122
$155

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	Mar. 31, 2021 (Unaudited)	June 30, 2020
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	1,838	1,372
Accumulated depreciation	(955)	(526)
Plant and Equipment, Net	883	846

Current portion of finance leases	216	231
Net of current portion of finance leases	291	435
Total Finance Lease Liabilities	507	666

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets	1,994	944

Current portion of operating leases	659	477
Net of current portion of operating leases	1335	467
Total Operating Lease Liabilities	1,994	944

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited
Lease Cost
Finance lease cost:
Interest on finance lease	$15	$13	$35	$37
Amortization of right-of -use assets	135	76	260	212
Total finance lease cost	150	89	295	249

Operating Lease Costs	$191	$167	$566	$526

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Nine months ended
	Mar. 31,	Mar. 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(32)	$(43)
Operating cash flows from operating leases	(565)	(398)
Finance cash flows from finance leases	(192)	(251)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	2,070	780

Weighted-Average Remaining Lease Term:
Finance leases	2.85	3.55
Operating leases	3.36	1.89
Weighted-Average Discount Rate:
Finance leases	3.35%	3.40%
Operating leases	4.83%	4.59%

As of March 31, 2021, future minimum lease payments under finance leases and non-cancelable operating leases were as follows :

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of 2021	$216	64
2022	$712	218
2023	516	137
2024	308	111
2025 and thereafter	425	22
Total future minimum lease payments	$2,177	552
Less: amount representing interest	(183)	(45)
Present value of net minimum lease payments	1,994	507

Presentation on statement of financial position
Current	$659	216
Non-current	$1335	291

As of June 30, 2020, future minimum lease payments under finance leases and non-cancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2021	$509	265
2022	$317	211
2023	168	133
2024	-	107
2025	-	20
Total future minimum lease payments	$994	736
Less: amount representing interest	(50)	(70)
Present value of net minimum lease payments	944	666
Presentation on statement of financial position
Current	$477	231
Non-current	$467	435

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2021 and 2020.

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

Bank loans payable (Level 3) – The carrying value of the Company’s bank loans payable approximates its fair value as the interest rates associated with long-term debt is adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

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

In May 2020, the Company received loan proceeds in the amount of approximately $121 under the PPP. The Company accounted for the PPP loan as a financial liability in accordance with Accounting Standards Codification (ASC) 470 Debt after considering the following aspects: (1) the legal form of a PPP loan is debt regardless of whether the Company expects the loan to be forgiven and (2) given the degree of uncertainty and complexity surrounding the PPP loan forgiveness process, this may impact a Company’s initial assessment.

Under ASC 470, the Company recognizes a liability for the full amount of PPP proceeds received and accrues interest over the term of the loan. No additional interest was imputed at a market rate because the guidance on imputing interest in ASC 835-30 excludes transactions where interest rates are prescribed by a government agency. If any amount is ultimately forgiven (i.e., the Company is legally released from being the loan’s primary obligor in accordance with ASC 405-20), income from the extinguishment of the liability would be recognized in the income statement as a gain on loan extinguishment. The Company intended to use the proceeds for purposes consistent with the PPP. Hence, the Company expects that its use of the loan proceeds will meet the conditions for forgiveness of the loan. In considering the term of the loan and payment deferred portion, the Company determined that the loan would be presented as a current portion of $121 in the balance sheet. Subsequent to the quarterly end, the Company received the full loan forgiveness.

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

TTI generated approximately 99.9% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended March 31, 2021. The Real Estate segment contributed only 0.1% to the total revenue during the three months ended March 31, 2021.

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

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in China, resulting in shutdowns of manufacturing and commerce in the months that followed. Since then, the COVID-19 pandemic has spread to multiple countries worldwide and has resulted in authorities implementing numerous measures to try to contain the disease and slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have created significant uncertainty and economic disruption, both short-term and potentially long-term.

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

The most significant near-term impacts of the ongoing COVID-19 pandemic on our financial performance are declines in customers’ orders in our distribution segment, and a delay in deliveries for our manufacturing segment. We are seeing signs of recovery as there was an improvement in the manufacturing segments’ financial performance beginning with the second quarter of fiscal 2021, which continued in the third quarter of fiscal 2021.

The Company received an aggregate of $350 from government assistance in the Singapore and Malaysia operations to mitigate the adverse impact on the business from the pandemic for the nine months ended March 31, 2021. The Company also received a PPP loan of $121 in the U.S. operations to support the business amid the pandemic. Subsequent to the quarterly end, the Company received the full loan forgiveness.

As of March 31, 2021, the Company had cash and cash equivalents and short-term deposits totaling $12,324 and an unused line of credit aggregating $5,520. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

While we have implemented safeguards and procedures to counter the impact of the COVID-19 pandemic, the full extent to which the pandemic has and will directly or indirectly impact us, including our business, financial condition, and result of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. This may include further mitigation efforts taken to contain the virus or treat its impact and the economic impact on local, regional, national and international markets. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments or that we determine are in the best interests of our employees, customers, suppliers and stockholders.

Third Quarter Fiscal Year 2021 Highlights

●
Total revenue decreased by $389, or 4.6%, to $8,112 in the third quarter of fiscal year 2021, compared to $8,501 for the same period in fiscal year 2020.
●
Manufacturing segment revenue increased by $611, or 24.3%, to $3,130 for the third quarter of fiscal year 2021, compared to $2,519 for the same period in fiscal year 2020.
●
Testing segment revenue decreased by $237, or 6.3%, to $3,504 for the third quarter of fiscal year 2021, compared to $3,741 for the same period in fiscal year 2020.
●
Distribution segment revenue decreased by $758, or 34.1%, to $1,467 for the third quarter of fiscal year 2021, compared to $2,225 for the same period in fiscal year 2020.
●
Real estate segment rental revenue decreased by $5, or 31.3%, to $11 for the third quarter of fiscal year 2021, compared to $16 for the same period in fiscal year 2020.
●
The overall gross profit margin increased by 4.4% to 25.4% for the third quarter of fiscal year 2021, from 21.0% for the same period in fiscal year 2020.
●
General and administrative expenses increased by $169, or 9.6%, to $1,923 for the third quarter of fiscal year 2021, from $1,754 for the same period in fiscal year 2020.
●
Selling expenses decreased by $58, or 32.0%, to $123 for the third quarter of fiscal year 2021, from $181 for the same period in fiscal year 2020.
●
Other income decreased by $167 to $273 in the third quarter of fiscal year 2021, compared to $440 in the same period in fiscal year 2020.

●
Loss from operations was $65 for the third quarter of fiscal year 2021, a decrease of $302 as compared to $367 for the same period in fiscal year 2020.
●
Income tax expenses were $118 in the third quarter of fiscal year 2021, a change of $126 as compared to an income tax benefit of $8 in the same period in fiscal year 2020.
●
During the third quarter of fiscal year 2021, profit from continuing operations before non-controlling interest, net of tax was $65, as compared to income from continuing operations before non-controlling interest of $18 for the same period in fiscal year 2020.
●
Net loss attributable to non-controlling interest for the third quarter of fiscal year 2021 was $112, an increase of $39 as compared to $73 in the same period in fiscal year 2020.
●
Basic earnings per share for the third quarter of fiscal year 2021 were $0.05, as compared to earnings per share of $0.02 for the same period in fiscal year 2020.
●
Dilutive earnings per share for the third quarter of fiscal year 2021 were $0.04, as compared to earnings per share of $0.02 for the same period in fiscal year 2020.
●
Total assets increased by $3,465 to $39,125 as of March 31, 2021, compared to $35,660 as of June 30, 2020.
●
Total liabilities increased by $1,690 to $12,204 as of March 31, 2021, compared to $10,514 as of June 30, 2020.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both the three months and nine months ended March 31, 2021 and 2020, respectively.

Revenue Components	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2021	2020	2021	2020

Manufacturing	38.6%	29.6%	40.3%	32.6%
Testing Services	43.2	44.0	43.3	44.0
Distribution	18.1	26.2	16.3	23.2
Real Estate	0.1	0.2	0.1	0.2

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three and nine months ended March 31, 2021 was $8,112 and $23,154, respectively, a decrease of $389 and $4,132, respectively, when compared to the revenue for the same periods of the prior fiscal year. As a percentage, revenue decreased by 4.6% and 15.1% for the three and nine months ended March 31, 2021, respectively, when compared to revenue for the same periods of the prior year.

For the three months ended March 31, 2021, the $389 decrease in overall revenue was primarily due to:

●
a decrease in the testing segment in the China and Malaysia operation; and
●
a decrease in the distribution segment in the Singapore operation.

These decreases were partially offset by:

●
an increase in the manufacturing segment in the Singapore operations.

For the nine months ended March 31, 2021, the $4,132 decrease in overall revenue was primarily due to:

●
a decrease in the manufacturing segment in the Singapore operations;
●
a decrease in the testing segment in the Singapore, Malaysia and China operations; and
●
a decrease in the distribution segment in the Singapore operation.

These decreases were partially offset by:

●
an increase in the testing segment in the Thailand operation.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) decreased by $372 (or 4.6%), to $7,713 and by $4,159 (or 15.9%) to $21,944 for the three and nine months ended March 31, 2021, respectively, as compared with $8,085 and $26,103, respectively, for the same periods of last fiscal year.

Total revenue into and within the U.S. was $399 and $1,210 for the three and nine months ended March 31, 2021, respectively, a decrease of $17 and an increase of $27 from $416 and $1,183 for the same periods of the prior year, respectively.

Revenue within our four current segments for the three and nine months ended March 31, 2021 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment was 38.6% and 40.3% as a percentage of total revenue for the three and nine months ended March 31, 2021, respectively, a decrease of 9.0% and 7.7% of total revenue, respectively, when compared to the same periods of the last fiscal year. The absolute amount of revenue increased by $611 to $3,130 from $2,519 and increased by $443 to $9,324 from $8,881 for the three and nine months ended March 31, 2021, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment for the three months ended March 31, 2021 increased primarily due to an increase in orders by customers in the Singapore operation in the third quarter. Despite substantial headwinds caused by the pandemic and customer requested delays in shipment, the demand for our equipment was strong in this quarter.

Revenue in the manufacturing segment from one customer accounted for 23.1% and 24.3% of our total revenue in the manufacturing segment for the three months ended March 31, 2021 and 2020, respectively, and 27.5% and 35.2% of our total revenue in the manufacturing segment for the nine months ended March 31, 2021, and 2020, respectively.

The future revenue in our manufacturing segment will be affected by this one customer's purchase and capital expenditure plans if the customer base cannot be increased.

Testing Services Segment

The testing segment's revenue was 43.2% of total revenue for the three months ended March 31, 2021, a decrease of 0.8% as compared to 44% for the same period of the last fiscal year. Revenue in the testing segment was 43.3% as a percentage of total revenue for the nine months ended March 31, 2021, a decrease of 0.7% compared to 44.0% for the same period of the last fiscal year. The absolute amount of revenue decreased by $237 to $3,504 from $3,741 and decreased by $2,000 to $10,018 from $12,018 for the three and nine months ended March 31, 2021, respectively, as compared to the same periods of the last fiscal year.

The revenue in the testing segment from the one customer noted above accounted for 58.6% and 56.1% of our revenue in the testing segment for the three months ended March 31, 2021 and 2020, respectively, and 58.8% and 61.6% of our total revenue in the testing segment for the nine months ended March 31, 2021 and 2020, respectively. The future revenue in the testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment was 18.1% and 16.3% as a percentage of total revenue for the three and nine months ended March 31, 2021, respectively, a decrease of 8.1% and 6.9%, respectively, compared to the same periods of the last fiscal year. The absolute amount of revenue decreased by $758 to $1,467 from $2,225 and decreased by $2,548 to $3,790 from $6,338 for the three and nine months ended March 31, 2021, respectively, compared to the same periods of the last fiscal year.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts. Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The real estate segment accounted for 0.1% of total revenue for both the three and nine months ended March 31, 2021, respectively. The absolute amount of revenue in the real estate segment decreased by $5 to $11 from $16 and decreased by $27 to $22 from $49 for the three and nine months ended March 31, 2021, respectively, compared to the same periods of the last fiscal year. The decrease in rental income was mainly due to a decrease in demand amid the uncertainties brought by the pandemic.

Uncertainties and Remedies

Several influencing factors create uncertainties when forecasting performance, such as new innovations in technology, specific customer requirements, a decline in demand for certain types of burn-in devices or equipment, fluctuating demand for testing services and fabrication services, and the highly competitive nature of the semiconductor industry in general. Additionally, some customers are unable to provide a forecast of the products required in the upcoming weeks, making it difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last-minute order confirmation. This will generally result in a lower margin for these products as it is more expensive to purchase materials in a short time frame. However, the Company has taken particular actions and formulated specific plans to deal with and help mitigate these unpredictable factors. For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories, but continues to work closely with its customers to avoid stockpiling. We believe that we have improved customer service through our efforts to keep our staff up to date on the newest technology and stress the importance of understanding and meeting our customers' stringent requirements. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods for higher technology chips.

We are in the process of implementing an ERP System, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system was scheduled to occur in phases over a few years. The operational and financial systems in our Singapore and Malaysia operations were transitioned to the new system in fiscal 2018 and fiscal 2019, respectively.

The operational and financial systems in our Tianjin and Suzhou operations were fully transitioned to the new system during the second quarter of fiscal 2021. This implementation effort will continue until the Company's consolidation process is substantially automated using the new system.

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

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2021 and 2020 respectively:

	Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of sales	74.6	79.0
Gross Margin	25.4%	21.0%
Operating expenses
General and administrative	23.7%	20.6%
Selling	1.5	2.2
Research and development	1.0	0.9
Impairment loss on long-lived assets		1.6
Total operating expenses	26.2%	25.3%
Loss from Operations	(0.8)%	(4.3)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 4.4% to 25.4% for the three months ended March 31, 2021, from 21.0% for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 4.9% to 31.4% for the three months ended March 31, 2021, as compared to 26.5% for the same period in the last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment increased by $314 to $982 for the three months ended March 31, 2021, from $668 for the same period in the last fiscal year. This was due to an improved product mix in the third quarter of fiscal year 2021 compared to the same period in the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 2.8% to 24.3% for the three months ended March 31, 2021, compared to 21.5% in the same period of the last fiscal year. Significant portions of our cost of goods sold are fixed in the testing segment. Thus, as the demand for services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. Despite a decrease in the testing revenue, we improved the testing segment’s gross margin as a result of cost control measures in the China and Malaysia operations. In absolute dollar amounts, gross profit in the testing segment increased by $49 to $853 for the three months ended March 31, 2021 from $804 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of fluctuations in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 1.7% to 15.9% for the three months ended March 31, 2021, from 14.2% in the same period of the last fiscal year. The increase in gross margin was due to the increase in sales of high-profit margin products in our Singapore operation compared to the same period of last fiscal year. In absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2021 was $233 compared to $316 in the same period of the last fiscal year.

In absolute dollar amounts, for the three months ended March 31, 2021, gross loss in the real estate segment was $8, as compared to $2 for the same period of last fiscal year. The increase in gross loss was mainly due to a decrease in rental income amid the pandemic.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Unaudited)	2021	2020
General and administrative	$1,923	$1,754
Selling	123	181
Research and development	79	79
Impairment loss on the long-lived assets	-	139
Total	$2,125	$2,153

General and administrative expenses increased by $169, or 9.6%, from $1,754 to $1,923 for the three months ended March 31, 2021 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to an increase in payroll-related expenses and stock compensation expenses in the Singapore and U.S. operations.

Selling expenses decreased by $58, or 32.0%, from $181 to $123 for the three months ended March 31, 2021 compared to the same period of the last fiscal year. The decrease in selling expenses was primarily attributable to the worldwide travel restrictions imposed to contain the pandemic's spread, which resulted in lower traveling expenses.

Loss from Operations

Loss from operations was $65 for the three months ended March 31, 2021, a decrease of $302, compared to $367 for the same period of last fiscal year. The result was mainly due to the increase in gross profit margin, as previously discussed.

Interest Expense

Interest expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Unaudited)	2021	2020
Interest expenses	$25	$63

Interest expense was $25 for the three months ended March 31, 2021, a decrease of $38, or 60.3%, compared to $63 for the three months ended March 31, 2020. The decrease was primarily due to a decrease in the utilization of short-term loans in the Singapore operations. As of March 31, 2021, the Company had a few unused lines of credit aggregating $5,520 as compared to $5,897 at March 31, 2020.

Other Income

Other income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Unaudited)	2021	2020
Interest income	$26	46
Other rental income	25	30
Exchange loss	58	94
Government grant	152	266
Other miscellaneous income	12	4
Total	$273	$440

Other income decreased by $167 from $440 to $273 for the three months ended March 31, 2021 compared to the same period in the last fiscal year. The decrease was primarily due to a decrease in the government grant received amounting to $114. The Company received government grants of $152 in aggregate from the local governments in the Singapore and Malaysia operations, of which $107 reflects financial assistance to mitigate the negative impact on businesses amid the pandemic, compared to the government grant received amounting to $263 for the same period of the last fiscal year.

Income Tax (Expenses)/Benefits

The Company's income tax expense was $118 for the three months ended March 31, 2021, a change of $126 as compared to income tax benefit of $8 for the same period in the last fiscal year. The change was primarily because the Company had fully utilized the tax benefits and was subject to tax in the Singapore operation.

Non-controlling Interest

As of March 31, 2021, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net loss from the subsidiaries by the non-controlling interest for the three months ended March 31, 2021 was $112, an increase of $39 compared to $73 for the same period of the previous fiscal year. The increase in the net loss of the non-controlling interest in the subsidiaries was attributable to the increase in net loss generated by the Malaysia operation.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech International common shareholders for the three months ended March 31, 2021 was $178, an increase of $108, compared to a net income of $70 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were $0.05 for the three months ended March 31, 2021 compared to $0.02 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were $nil for both the three months ended March 31, 2021 and 2020.

Diluted earnings per share from continuing operations were $0.04 for the three months ended March 31, 2021 as compared to $0.02 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were $nil for both the three months ended March 31, 2021 and 2020.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the third quarter of fiscal year 2021 and fiscal year 2020 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income / (loss) from operations for the manufacturing segment for the three months ended March 31, 2021 and 2020 were as follows
	Three Months Ended March 31,
(Unaudited)	2021	2020
Revenue	$3,130	$2,519
Gross margin	31.4%	26.5%
Income / (loss) from operations	$214	$(102)

Income from operations from the manufacturing segment was $214 compared to a loss from operations of $102 in the same period of the last fiscal year, primarily due to an increase in gross margin of $314. Operating expenses for the manufacturing segment were $768 and $769 for the three months ended March 31, 2021 and 2020, respectively.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Unaudited)	2021	2020
Revenue	$3,504	$3,741
Gross margin	24.3%	21.5%
Loss from operations	$(320)	$(447)

Loss from operations in the testing segment for the three months ended March 31, 2021 was $320, a decrease of $127 from $447 in the same period of the last fiscal year. The decrease in the loss from operations was mainly attributable to an increase in gross profit, as discussed earlier, and a decrease in operating expenses. Operating expenses were $1,173 and $1,251 for the three months ended March 31, 2021 and 2020, respectively. The decrease of $78 in operating expenses was mainly due to a decrease in selling expenses amounting to $40, coupled with the absence of the impairment loss of long-lived asset amounting to $139. These decreases were offset with an increase of $99 from corporate overhead expenses. The decrease in selling expenses was primarily attributable to the worldwide travel restrictions imposed to contain the pandemic's spread, which resulted in lower traveling expenses. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation compared to the same period in the last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Unaudited)	2021	2020
Revenue	$1,467	$2,225
Gross margin	15.9%	14.2%
Income from operations	$163	$207

Income from operations was $163 for the three months ended March 31, 2021, compared to $207 for the same period of last fiscal year. The decrease of $44 was mainly due to a decrease of $83 in the gross margin, as discussed earlier, offset against a decrease of $30 from the operating expenses. Operating expenses were $70 and $110 for the three months ended March 31, 2021 and 2020, respectively. The decrease in operating expenses was mainly due to a decrease in the payroll expenses in the Singapore operation, which resulted in a decrease in general and administrative expenses.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Unaudited)	2021	2020
Revenue	$11	$16
Gross margin	(82.0)%	(12.5)%
Loss from operations	$(23)	$(30)

Loss from operations in the real estate segment for the three months ended March 31, 2021 was $23 compared to $30 for the same period of last fiscal year. Operating expenses were $15 and $28 for the three months ended March 31, 2021 and 2020, respectively. The decrease in operating expenses by $13 was mainly due to the absence of provision of doubtful debt for the three months ended March 31, 2021.

Corporate

The (loss) / income from operations for Corporate for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(Unaudited)	2021	2020
(Loss) / Income from operations	$(99)	$5

Corporate operating loss was $99 for the three months ended March 31, 2021, an increase of $104 from the corporate operating income of $5 in the same period of the last fiscal year. The increase was mainly attributable to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Comparison of the Nine Months Ended March 31, 2021 and March 31, 2020

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2021 and 2020, respectively:

	Nine Months Ended
	Mar. 31, 2021	Mar. 31, 2020

Revenue	100.0%	100.0%
Cost of sales	76.5	78.2
Gross Margin	23.5%	21.8%
Operating expenses:
General and administrative	22.7%	19.5%
Selling	1.5	2.0
Research and development	1.2	1.0
Impairment loss on long-lived assets		0.5
Gain on disposal of plant and equipment	-	(0.1)
Total operating expenses	25.4%	22.9%
(Loss)/ Income from Operations	(1.9)%	(1.1)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 1.7% to 23.5% for the nine months ended March 31, 2021, compared to 21.8% in the same period of last fiscal year. In terms of absolute dollar amounts, gross profit decreased by $495 to $5,448 for the nine months ended March 31, 2021 from $5,943 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 2.9% to 26.5% for the nine months ended March 31, 2021, from 23.6% in the same period of the last fiscal year. In absolute dollar amounts, gross profit increased by $377 to $2,469 for the nine months ended March 31, 2021 compared to $2,092 for the same period in the last fiscal year. The gross margin increase as a percentage of revenue was primarily because more orders were received for the nine months ended March 31, 2021, coupled with a higher margin than those in the same period of the prior fiscal year.

Gross profit margin as a percentage of revenue in the testing segment decreased by 1.1% to 23.6% for the nine months ended March 31, 2021 from 24.7% in the same period of the last fiscal year.  There was a further deterioration in testing revenue in the Malaysia and China operations where significant portions of our cost of goods sold are fixed. As the demand for services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. However, this negative impact was partially mitigated by management’s efforts at reducing costs in the China and Malaysia operations. In terms of absolute dollar amounts, gross profit in the testing segment decreased by $605 to $2,367 for the nine months ended March 31, 2021, from $2,972 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment increased by 3.2% to 17.1% for the nine months ended March 31, 2021, from 13.9% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2021 was $648, a decrease of $236 compared to $884 in the same period of the last fiscal year. The decrease in the absolute dollar amount of gross margin resulted from a decrease in distribution revenue in the Singapore operation. The gross profit margin of the distribution segment was affected not only by the market price of our products but also by our product mix, which frequently changes due to fluctuations in market demand.

Gross loss margin as a percentage of revenue in the real estate segment increased by 153.4% to 163.6% for the nine months ended March 31, 2021, from 10.2% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross loss increased by $31 to $36 for the nine months ended March 31, 2021 compared to $5 for the same period in the last fiscal year. The increase in gross loss mainly resulted from a decrease in rental income amid the pandemic.

Operating Expenses

Operating expenses for the nine months ended March 31, 2021 and 2020 were as follows:
	Nine Months Ended
	Mar. 31, 2021	Mar. 31, 2020
(Unaudited)
General and administrative	$5,245	$5,319
Selling	356	547
Research and development	277	280
Impairment loss on long-lived asset	-	139
Gain on disposal of plant and equipment	(1)	(24)
Total	$5,877	$6,261

General and administrative expenses decreased by $74, or 1.4%, from $5,319 to $5,245 for the nine months ended March 31, 2021 compared to the same period of the last fiscal year.

Selling expenses decreased by $191, or 34.9%, for the nine months ended March 31, 2021, from $547 to $356 compared to the same period of the last fiscal year. The decrease in selling expenses was primarily attributable to lower traveling expenses due to the worldwide travel restrictions imposed to contain the spread of the pandemic.

There was no impairment loss on long-lived assets recorded for the nine months ended March 31, 2021, compared to $139 for the same period of the last fiscal year.

Loss from Operations

Loss from operations was $429 for the nine months ended March 31, 2021 compared to $318 for the same period of the last fiscal year. The increase was mainly due to the decrease in gross profit margin, offset with a decrease in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the nine months ended March 31, 2021 and 2020 were as follows:

	Nine Months Ended
	Mar. 31, 2021	Mar. 31, 2020
(Unaudited)
Interest expense	$96	$186

Interest expense decreased by $90 to $96 for the nine months ended March 31, 2021 compared to $186 for the same period of the last fiscal year. The decrease was mainly due to lower utilization of lines of credit in the Singapore operations. Additionally, the bank loans payables decreased by $139 to $2,167 as at March 31, 2021 compared to $2,206 as of June 30, 2020.

Other Income

Other income for the nine months ended March 31, 2021 and 2020 was as follows:
	Nine Months Ended
	Mar. 31, 2021	Mar. 31, 2020
(Unaudited)
Interest income	$96	$130
Other rental income	70	90
Exchange loss	(79)	33
Bad debt recovery	10	11
Dividend Income	32	-
Government grant	412	295
Other miscellaneous income	86	31
Total	$627	$590

Other income for the nine months ended March 31, 2021 was $627, an increase of $37 compared to $590 for the same period of last fiscal year. The increase was primarily due to the Company receiving government grants of $412 from the local governments in the Singapore and Malaysia operations, of which $350 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic, compared to the government grant received of $263 for the same period of last fiscal year. The increase was partially offset with the unfavorable foreign exchange movement for the nine months ended March 31, 2021.

Income Tax Expenses

Income tax expenses for the nine months ended March 31, 2021 were $125 compared to $112 in the same period last fiscal year.

Non-controlling Interest

As of March 31, 2021, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net loss attributable to the non-controlling interest in these subsidiaries for the nine months ended March 31, 2021 was $454, a deterioration of $810, compared to a net income of $356 for the same period of last fiscal year. The deterioration was attributable to the absence of gain from the sale of assets held for sale by the Malaysia operation in the nine months ended March 31, 2021.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income was $405 for the nine months ended March 31, 2021, a decrease of $364 compared to a net income of $769 for the same period in the last fiscal year. The decrease was mainly due to the decrease in revenue and gross margin, coupled with the absence of the gain on the sale of assets held for sale in the Malaysia operation. However, the decrease was partially offset with a decrease in operating expenses, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.11 for the nine months ended March 31, 2021 compared to $0.21 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the nine months ended March 31, 2021 and 2020.

Diluted earnings per share from continuing operations was $0.10 for the nine months ended March 31, 2021 compared to $0.21 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the nine months ended March 31, 2021 and 2020.

Segment Information

The revenue, gross profit margin, and income or loss from operations in each segment for the nine months ended March 31, 2021 and 2020, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income / (loss) from operations for the manufacturing segment for the nine months ended March 31, 2021 and 2020 were as follows:

	Nine Months Ended
	Mar. 31, 2021	Mar. 31, 2020
(Unaudited)
Revenue	$9,324	$8,881
Gross margin	26.5%	23.6%
Income / (loss) from operations	$277	$(201)

Income from operations from the manufacturing segment was $277 for the nine months ended March 31, 2021, a change of $478 as compared to a loss from operations of $201 in the same period of the last fiscal year due to an increase in gross margin and a decrease in operating expenses. The manufacturing segment's operating expenses were $2,192 and $2,293 for the nine months ended March 31, 2021 and 2020, respectively. The decrease in operating expenses of $101 was mainly due to a $28 decrease in general and administrative expenses, a $56 decrease in selling expenses, and a $17  decrease in corporate overhead compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly attributable to a decrease in staff benefit expenses in the Singapore operations. The decrease in selling expenses was primarily due to traveling expenses incurred for the nine months ended March 31, 2021, as a result of worldwide travel restrictions to contain the spread of the pandemic.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the nine months ended March 31, 2021 and 2020 were as follows:

	Nine Months Ended
	Mar. 31, 2021	Mar. 31, 2020
(Unaudited)
Revenue	$10,018	$12,018
Gross margin	23.6%	24.7%
Loss from operations	$(993)	$(540)

Loss from operations in the testing segment for the nine months ended March 31, 2021 was $993, a deterioration of $453 compared to $540 in the same period of the last fiscal year. The decrease in gross margin of $605 offset with a decrease in operating expenses of $152, also contributed to the increase in operating loss. Operating expenses were $3,361 and $3,512 for the nine months ended March 31, 2021 and 2020, respectively. The lower operating expenses were mainly attributable to a decrease in general and administrative expenses and selling expenses by $226 and $111, respectively, together with a decrease in the impairment loss by $139. The decrease was offset by an increase in corporate overheads of $303 and a decrease in the gain from the sales of property, plant and equipment of $23. The decrease in general and administrative expenses was due to a decrease in staff benefit expenses in the Malaysia and China operations as part of our cost-savings measures. The decrease in selling expenses was primarily due to a reduction in traveling expenses for the nine months ended March 31, 2021, due to worldwide travel restrictions to contain the spread of the pandemic. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2021 and 2020 were as follows:

	Nine Months Ended
	Mar. 31, 2021	Mar. 31, 2020
(Unaudited)
Revenue	$3,790	$6,338
Gross margin	17.1%	13.9%
Income from operations	$407	$599

Income from operations in the distribution segment for the nine months ended March 31, 2021 was $407, a decrease of $192 compared to $599 in the same period of the last fiscal year. The decrease in operating income was primarily due to a decrease in gross margin by $236, which was partially offset with a decrease in operating expenses of $44. Operating expenses were $241 and $285 for the nine months ended March 31, 2021 and 2020, respectively. The decrease in operating expenses were mainly due to lower general and administrative expenses and selling expenses by $29 and $23, respectively. The decrease in general and administrative expenses was mainly due to fewer professional fees incurred for the nine months ended March 31 2021, compared to the same period of the last fiscal year and a decrease in selling expenses was mainly due to a decrease in a sales-related commission.

Real Estate Segment

The revenue, gross loss margin and loss from operations for the real estate segment for the nine months ended March 31, 2021 and 2020 were as follows:

	Nine Months Ended
	Mar. 31, 2021	Mar. 31, 2020
(Unaudited)
Revenue	$22	$49
Gross loss margin	(163.6%)	(10.2)%
Loss from operations	$(84)	$(82)

Loss from operations in the real estate segment for the nine months ended March 31, 2021 remained comparable at $84 compared to $82 for the same period of the last fiscal year. The increase in operating loss was mainly due to an increase in gross loss margin, as discussed earlier. Operating expenses were $48 and $77 for the nine months ended March 31, 2021 and 2020, respectively. The decrease in operating expenses was mainly due to the absence of one-off payroll-related expenses, and doubtful debts provision, which occurred in the same period of the prior fiscal year.

Corporate

The loss from operations for corporate for the nine months ended March 31, 2021 and 2020 were as follows:

	Nine Months Ended
	Mar. 31, 2021	Mar. 31, 2020
(Unaudited)
Loss from operations	$(36)	$(94)

The decrease of $58 was mainly due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Financial Condition

During the nine months ended March 31, 2021 total assets increased by $3,465 to $39,125 compared to $35,660 as of June 30, 2020. The increase in total assets was primarily due to an increase in cash and cash equivalents, short-term deposits, trade account receivables, inventories, prepaid expenses and other current assets, deferred tax assets, operating lease right-of-use, other assets and restricted term deposits. This was partially offset by a decrease in other receivables, investment properties and property, plant and equipment.

Cash and cash equivalents were $5,178 as at March 31, 2021, reflecting an increase of $1,028 from $4,150 as at June 30, 2020, primarily because the Company generated cash inflow from the operating activities for the nine months ended March 31, 2021.

Short-term deposits were $7,146 as at March 31, 2021, reflecting an increase of $308 from $6,838 as at June 30, 2020. The increase was primarily due to an increase in deposits in the Singapore operation. The increase was partially offset by the withdrawal in deposits in the Malaysia operation.

As at March 31, 2021, the trade accounts receivable balance increased by $1,046 to $6,997, from $5,951 as at June 30, 2020 primarily due to the increase in revenue in the Malaysia, China, Singapore, and U.S. operations. This increase was partially offset by the decrease in the Thailand operations. The number of days’ sales outstanding in accounts receivables for the Group was 75 and 68 days at the end of the third quarter of fiscal year 2021 and the end of the last fiscal year, respectively.

As at March 31, 2021 other receivables were $678, reflecting a decrease of $320 from $998 as at June 30, 2020. The decrease was primarily due to a decrease in advance payments made to suppliers in the Singapore operations.

Inventories as at March 31, 2021 were $2,602, an increase of $680 compared to $1,922 as at June 30, 2020. The increase in inventories was in line with an increase in orders by customers in the manufacturing segment of the Singapore and U.S. operations, coupled with the delays in shipment requested by some of our customers.

Prepaid expenses and other current assets were $367 as at March 31, 2021 compared to $341 as at June 30, 2020.The increase was primarily due to additional prepaid expenses made in the Singapore and China operations.

Investment properties’ net in China was $688 as at March 31, 2021 and $690 as at June 30, 2020.

Property, plant and equipment decreased by $620 from $10,310 as at June 30, 2020, to $9,690 as at March 31, 2021, mainly due to depreciation charged for the period and the foreign currency exchange movement between June 30, 2020 and March 31, 2021. The decrease was partially offset by the new property, plant, and equipment acquisition in the Singapore, Malaysia and China operations.

Restricted term deposits increased by $79 to $1,739 as at March 31, 2021 as compared to $1,660 as at June 30, 2020. This was primarily due to the foreign currency exchange movement between June 30, 2020 and March 31, 2021.

Other assets increased by $100 to $1,709 as at March 31, 2021 compared to $1,609 as at June 30, 2020.  This was mainly due to an asset in transit recorded in the China operation as at March 31, 2021.

Lines of credit increased by $12 to $184 as at March 31, 2021 as compared to $172 as at June 30, 2020.

Accounts payable increased by $407 to $2,997 as at March 31, 2021 as compared to $2,590 as at June 30, 2020. This was due to an increase in sales, which lead to more materials purchased to meet customer requirements in the Singapore operation.

Accrued expenses increased by $462 to $3,467 as at March 31, 2021 as compared to $3,005 as at June 30, 2020. The increase in accrued expenses was mainly due to an increase in the accrued purchases in the Singapore and China operations.

Bank loans payable decreased by $39 to $2,167 as at March 31, 2021 as compared to $2,206 as at June 30, 2020. This was due to the repayments made in the Malaysia operation.

Finance leases decreased by $159 to $507 as at March 31, 2021 as compared to $666 as at June 30, 2020. This was due to the repayments made in the Singapore and Malaysia operation.

Operating lease right-of-use assets and the corresponding lease liability increased by $1,050 to $1,994 as of March 31, 2021, as compared to $944 as at June 30, 2020. This was due to the renewal of the lease agreements in the Singapore and China operations. The increase was partially offset with the repayment made and the operating lease expenses charged for the period.

As of March 31, 2021 and June 30, 2020, the Company accounted $121 for the Paycheck Protection Program which was created by the United States Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Liquidity Comparison

Net cash provided by operating activities decreased by $1,196 to an inflow of $900 for the nine months ended March 31, 2021 from an inflow of $2,096 for the same period of the last fiscal year. The decrease in net cash inflow provided by operating activities was primarily due to a decrease in net income by $1,174 and a decrease in impairment loss on long-lived assets of $139.

Net cash used in investing activities decreased by $1,116 to an outflow of $825 for the nine months ended March 31, 2021 from an outflow of $1,941 for the same period of the last fiscal year. The decrease in cash outflow was primarily due to a decrease in investment in unrestricted term deposits by $1,023 and $227 in capital expenditures, coupled with an increase in cash inflow of $1,166 from the withdrawal of unrestricted deposit. These decreases were partially offset by a decrease in cash inflow of $1,261 from proceed from sale of assets held for sale.

Net cash generated from financing activities for the nine months ended March 31, 2021 was $279, representing a change of $575 as compared to an outflow of $296 for the same period of the last fiscal year. The increase in cash flow was mainly attributable to a decrease in cash outflow of $1,748 from the payments of lines of credit and an increase in cash flow by $754 from the stock option exercise proceeds. This increase was partially offset by a decrease in cash inflow by $1,903 from the lines of credit proceeds.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The operational and financial systems in our Tianjin and Suzhou operations were fully transitioned to the new system during the second quarter of fiscal 2021. This implementation effort will continue till the Company's consolidation process is substantially automated using the new system.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 14, 2021