Form 10-K
period 2021-06-30
TRIO-TECH INTERNATIONAL
filed 2021-10-01
CIK 732026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL
(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Block 1008 Toa Payoh North
Unit 03-09 Singapore	318996
(Address of Principal Executive Office)	(Zip Code)

Registrant's Telephone Number: (65) 6265 3300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol	on which registered
Common Stock, no par value	TRT	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  ☐ No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer (Do not check if a smaller reporting company)  ☐ Smaller Reporting Company ☑  Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $3.96 for shares of the registrant’s Common Stock on December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE American, was approximately $6,644,000. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of September 1, 2021 was 3,913,055.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL

-i-

TRIO-TECH INTERNATIONAL

PART I

ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Cautionary Statement Regarding Forward-Looking Statements

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-K and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company’s products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; ongoing public health issues related to the COVID-19 pandemic; credit risks in the Chinese real estate industry; changes in macroeconomic conditions and credit market conditions; and other economic, financial and regulatory factors beyond the Company’s control. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

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

During the fiscal year ended June 30, 2021, the Company operated its business in four segments: manufacturing, testing services, distribution and real estate. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China. It operates six testing service facilities: one in the U.S. and five in Asia. It operates two manufacturing facilities: one in the U.S. and the other in Asia. Its real estate segment operates in Asia and its distribution segment operates primarily in Asia. Its major customers are concentrated in Asia and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment. For information relating to revenues, profit and loss and total assets for each of the segments, see Note 18 - Business Segments contained in the consolidated financial statements included in this Form 10-K.

Company History – Certain Highlights for the Five Fiscal Years Ended June 30, 2021

2017	Trio-Tech International Pte. Ltd., Singapore, recertified to biz SAFE Level 3 Workplace Safety and Health standards.
2018
Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 9001:2015 standards. (Apr 2018).
Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 9001:2015 standards. (Jun 2018)
Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 9001:2015 standards. (Jun 2018)
Trio-Tech (Bangkok) Co. Ltd. recertified to ISO 9001:2015 standards. (Jun 2018)
Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 14001:2015 standards. (Jun 2018)

2019	Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (Jul 2019) Trio-Tech (Tianjin) Co. Ltd. recertified to OHSAS 18001:2007 standards. (Jul 2019)
2020	Trio-Tech International certified to ISO 9001:2005 standards. (March 2020)
2021
Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 9001:2015 standards. (Mar 2021)
Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (Mar 2021)
Trio-Tech (Tianjin) Co. Ltd. certified to ISO 45001:2018 standards. (Mar 2021)
Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 9001:2015 standards. (July 2021)
Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 14001:2015 standards. (July 2021)
Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 9001:2015 standards. (July 2021)
Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 14001:2015 standards. (July 2021)
Trio-Tech (Bangkok) Co. Ltd. recertified to ISO 9001:2015 standards. (July 2021)

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry (testing services, manufacturing-assembly) manufacturing and distribution. Revenue from the semiconductor industry accounted for 99.9% and 99.8% of our total revenue for fiscal years 2021 and 2020 respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company continues to put effort into expanding its line of businesses. The Real Estate segment contributed only 0.1% and 0.2% to the total revenue for fiscal 2021 and 2020 respectively and has been an insignificant business operation since the property market in China has slowed down due to control measures in China to cool surging property prices.

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

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the U.S., Europe, Taiwan, and Japan. The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and other semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, LCD display panels and touch-screen panels. Furthermore, our range of products are mainly targeted for industrial products, the life cycle of which can last from three years to seven years, rather than consumer products which have a shorter life cycle.

Real Estate

Beginning in 2007, TTI invested in real estate property in Chongqing, China, which has generated investment income from the rental revenue and investment returns from deemed loan receivables, which are classified as other income in the second quarter of fiscal 2015. The rental income is generated from the rental properties in MaoYe and FuLi in Chongqing, China.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the U.S. Research and development expenses were $357 and $355 in fiscal years 2021 and 2020, respectively.

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

Dependence on Limited Number of Customers

In fiscal years 2021 and 2020, combined sales of equipment and services to our three largest customers accounted for approximately 55.5% and 60.3%, respectively, of our total net revenue. Of those sales, $12,208 (37.7%) and $13,229 (38.4%) of our total net revenue were from one major customer for fiscal years 2021 and 2020 respectively. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in fiscal years 2021 and 2020 were to customers outside of the U.S.

Backlog

The following table sets forth the Company's backlog at the dates indicated:
	For the Year Ended June 30,
	2021	2020
Manufacturing backlog	$5,040	$5,010
Testing services backlog	3,775	2,915
Distribution backlog	4,648	1,409
Real estate backlog*	40	6
	$13,503	$9,340

*  Real estate backlog is based on the rental income from a non-cancellable lease.

Based on our past experience, we do not anticipate any significant cancellations or renegotiation of sales. The purchase orders for the manufacturing, testing services and distribution businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules. For testing services, the backlog is based on estimates provided by our customers and is not based on a customer’s purchase order, as it is a practice that the purchase orders are provided only during the process of delivery.

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

Patents

In fiscal years 2021 and 2020, we did not register any patents within the U.S.

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

Employees

As of June 30, 2021, we had approximately 501 full time employees and no part time employees. Geographically, approximately seven full time employees were located in the U.S. and approximately 494 full time employees in Asia. None of our employees are represented by a labor union.

There were approximately sixty-two employees in the manufacturing segment, 404 employees in the testing services segment, four employees in the distribution segment, three employees in the real estate segment and twenty-eight employees in general administration, logistics and others.

ITEM 1A – RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

As of the date of filing of this Form 10-K, we believe that our existing facilities are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

Location	Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate, Testing Services / Manufacturing	5,200	(L) Mar 2023
1004, Toa Payoh North, Singapore Unit No. HEX 07-01/07	Testing Services	6,864	(L) Sep 2025
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,532	(L) Sep 2025
Unit No. HEX 03-01/02/03	Testing Services / Manufacturing	2,959	(L) Sep 2025
Unit No. HEX 01-08/15	Testing Services / Manufacturing / Logistics Store	6,864	(L) Jan 2023
Unit No. HEX 01-08/15, (ancillary site)	Testing Services / Manufacturing	449	(L) Jan 2023
Unit No. HEX 07-10/11	Testing Services / Manufacturing	1,953	(L) Dec 2021
1008, Toa Payoh North, Singapore Unit No. HEX 03-09/17	Manufacturing	6,099	(L) Jan 2023
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan 2023
Unit No. HEX 01-09/10/11	Manufacturing	2,202	(L) Nov 2023
Unit No. HEX 01-15/16	Manufacturing	1,400	(L) Sep 2023
Unit No. HEX 01-08	Manufacturing	603	(L) Sep 2023
Unit No. HEX 01-12/14	Manufacturing	1,664	(L) Jul 2022
Lot No. 11A, Jalan SS8/2, Sungai Way Free Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan, Malaysia	Testing Services	78,706	(O)
4809-3-35,CBD Perdana 2 Persiaran Flora Cyber 12 63000 Cyberjaya	Manufacturing	2000	(L) May 2022
327, Chalongkrung Road, Lamplathew, Lat Krabang, Bangkok 10520, Thailand	Testing Services	34,433	(O)
No. 5, Xing Han Street, Block A #04-15/16, Suzhou Industrial Park China 215021	Testing Services	6,200	(L) Jan 2022
27-05, Huang Jin Fu Pan. No. 26 Huang Jin Qiao Street Hechuan District Chongqing China 401520	Real Estate	969	(L) Aug 2023
B7-2, Xiqing Economic Development Area International Industrial Park Tianjin City, China 300385	Testing Services	45,940	(L) April 2026

ITEM 3 – LEGAL PROCEEDINGS

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on our consolidated financial statements.

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

As of September 1, 2021, there were 3,913,055 shares of our Common Stock issued and outstanding, and the Company had approximately fifty six record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends in either fiscal year 2021 or fiscal year 2020.

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

ITEM 6 - [RESERVED]

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

During fiscal years 2021 and 2020, Trio-Tech International operated in four segments: manufacturing, testing services, distribution, and real estate. In fiscal year 2021, revenue from the manufacturing, testing services, distribution and real estate segments represented 40.5%, 42.7%, 16.7% and 0.1% of our revenue, respectively, as compared to 33.7%, 43.0%, 23.1% and 0.2%, respectively, in fiscal year 2020.

Semiconductor testing and manufacturing (assembly) of test equipment is our core business. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Asia. At or from our facilities in the U.S. and Asia, we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors and distribute semiconductor processing and testing equipment manufactured by other vendors.

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

No other investment income was recorded as “revenue” by the real estate segment in either of fiscal years 2021 or 2020.

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

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested RMB 5,554 in rental properties in MaoYe during fiscal year 2008, RMB 3,600 in rental properties from JiangHuai Property Development Co. Ltd. (“JiangHuai”) during fiscal year 2010 and RMB 4,025 in rental properties in FuLi during fiscal year 2010. During fiscal year 2019, TTCQ completed the sale of thirteen of the fifteen units constituting the MaoYe property, which contributed a capital gain of $685. The total investment in properties in China was RMB 9,649, in fiscal year 2021 and 2020, approximately $1,493 and $1,363 respectively. The carrying value of these investment properties in China was RMB 4,402 and RMB 4,884, or approximately $681 and $690, in fiscal years 2021 and 2020, respectively. These properties generated a total rental income of $28 and $62 for fiscal years 2021 and 2020, respectively. TTCQ’s investment in properties that generated rental income is discussed further in this Form 10-K.

TTCQ has yet to receive the title deed for properties purchased from JiangHuai. TTCQ was in the legal process of obtaining the title deed until the developer encountered cash flow difficulties in recent years. Since then, JiangHuai company is under liquidation and is now undergoing asset distribution. The JiangHuai property did not generate any income during fiscal 2021 or 2020.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding. Based on the memorandum of understanding, both parties agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye obtaining a license to sell the commercial property (the Singapore Themed Resort Project) located in Chongqing, China. The proposed agreement is for the sale of shop lots with a total area of 1,484.55 square meters as consideration for the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a) Long-term loan receivable RMB 5,000, or approximately $773, as disclosed in Note 6, plus the interest receivable on the long-term loan receivable of RMB 1,250;
b) Commercial units measuring 668 square meters and
c) RMB 5,900 as part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

These considerations do not include the remaining outstanding amount of RMB 2,000, or approximately $309, which will be paid to TTCQ in cash.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was December 31, 2016. Based on discussions with the developer, the completion date is estimated to be December 31, 2022. The delay was primarily due to the time needed by the developer to work with various parties to inject sufficient funds into this project, especially during the COVID-19 pandemic. Based on the available information, the developer had applied for asset reorganization and this application is currently pending for further approvals by the local government departments.

The Company recorded a one-time, non-cash impairment charge of $1,580 in the fourth quarter of fiscal 2021 related to the doubtful recovery of a down payment on shop lots in the Singapore Theme Resort Project in Chongqing, China. We elected to take this non-cash impairment charge because of increased uncertainties regarding the project’s viability given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending and its relevant government policies, together with effects of the ongoing pandemic.

Fiscal Year 2021 Highlights (in Thousands)

●
Total revenue decreased by $2,003, or 5.8%, to $32,462 in fiscal year 2021 compared to $34,465 in fiscal year 2020.
●
Manufacturing segment revenue increased by $1,546, or 13.3%, to $13,151 in fiscal year 2021 compared to $11,605 in fiscal year 2020.
●
Testing services segment revenue was $13,846 in fiscal year 2021, a decrease of $994, or 6.7%, compared to $14,840 in fiscal year 2020.
●
Distribution segment revenue was $5,437 in fiscal year 2021, a decrease of $2,521, or 31.7%, compared to $7,958 in fiscal year 2020.
●
Real estate segment revenue decreased by $34 to $28 in fiscal year 2021 compared to $62 in fiscal year 2020.
●
Overall gross profit margin increased by 2.5% to 23.6% in fiscal year 2021 compared to 21.1% in fiscal year 2020.
●
General and administrative expenses decreased by $126 to $6,938 in fiscal year 2021 compared to $7,064 in fiscal year 2020 (restated).
●
Selling expenses decreased by $233, or 34.3%, to $446 for fiscal year 2021 compared to $679 in fiscal year 2020.
●
Loss from operations was $70 in fiscal year 2021, a decrease of $877 as compared to loss from operations of $947 in fiscal year 2020.
●
An impairment loss on other assets of $1,580 recorded for fiscal year 2021 arise from the doubtful recovery of down payment made to Jun Zhou Zhi Ye for the shop lots in the Singapore Themed Resort Project located in Chongqing, China.
●
The net other income increased by $29 to $363 in fiscal year 2021 compared to $334 in fiscal year 2020.
●
Loss from continuing operations before income taxes was $899 in fiscal year 2021, a decrease of $2,001, as compared to income from continuing operations of $1,107 in fiscal year 2020.(restated)
●
Net loss attributable to Trio-Tech International for fiscal year 2021 was $591 compared to net income of $878 in fiscal year 2020 (restated).
●
Net loss attributable to noncontrolling interest for fiscal year 2021 was $564 compared to net income of $238 in fiscal year 2020.
●
Working capital increased by $2,243, or 17.3%, to $15,200 as of June 30, 2021 compared to $12,957 as of June 30, 2020 (restated).

The highlights above are intended to identify some of our most significant events and transactions during our fiscal year 2021. However, these highlights are not intended to be a full discussion of our results for the year. These highlights should be read in conjunction with the discussion on these items in Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

During the fiscal year ended June 30, 2021, total assets increased by $2,646 from $38,306 in fiscal year 2020 to $39,886 in fiscal year 2021. The increase was primarily due to an increase in cash and cash equivalents, trade account receivables, inventories, prepaid expenses and other current assets, operating lease right-of-use assets, financed sales receivable and restricted term deposits. The increase was partially offset by the decrease in short term deposits, other receivables, other assets, deferred tax assets, investment properties and property, plant and equipment.

Cash and cash equivalents at June 30, 2021, were $5,836, an increase of $1,686, or 40.6%, compared to $4,150 at June 30, 2020, primarily due to the cash inflow generated from the operating activities.

Trade account receivables at June 30, 2021, was $8,293, representing an increase of $2,342, or 39.4%, compared to $5,951 at June 30, 2020. The increase was attributable to an increase in the overall sales for the fourth quarter of fiscal year 2021 compared to the same period in the last fiscal year. The number of days’ sales outstanding in account receivables was 79 days and 68 days for the fiscal years ended June 30, 2021, and 2020, respectively.

As at June 30, 2021, other receivables were $662, a decrease of $336, or 33.7%, compared to $998 at June 30, 2020. The decrease was primarily due to a decrease in advance payment to vendors and government grant receivables in the Singapore operations.

Inventories at June 30, 2021, were $2,080, an increase of $158, or 8.2%, compared to $1,922 at June 30, 2020. The increase in inventories was mainly due to the delay requested by one customer for further enhancement. The number of days’ inventory held was 73 days at the end of fiscal 2021, compared to 88 days at the end of fiscal year 2020.

Investment properties in China as of June 30, 2021, were $681, a decrease of $9 from $690 at June 30, 2020. The decrease was attributable to the depreciation charged for the year.

Property, plant and equipment at June 30, 2021, were $9,531, a decrease of $779 compared to $10,310 at June 30, 2020. This was mainly due to depreciation charged for the year and the foreign currency exchange movement between fiscal year 2021 and 2020. The decrease was partially offset by the new acquisition of property, plant and equipment in the Singapore, Malaysia, China and Thailand operations.

Other assets at June 30, 2021, were $262, a decrease of $1,347, or 84%, compared to $1,609 at June 30, 2020. The decrease in other assets was primarily due to the impairment provision for down payment made to Jun Zhou Zhi Ye for the shop lots in the Singapore Themed Resort Project located in Chongqing, China.

Financed sales receivable at June 30, 2021, was $58 arose from a sales-type lease contract entered by the China operation.

Restricted term deposits at June 30, 2021 were $1,741, compared to $1,660 at June 30, 2020. The increase was mainly due to the currency translation difference between functional currency and U.S. dollars from June 30, 2020 to June 30, 2021.

Total liabilities at June 30, 2021, were $12,253, an increase of $1,739, or 16.5%, compared to $10,514 at June 30, 2020. The increase in liabilities was primarily due to the increase in accounts payable, accrued expenses and operating leases, but partially offset by the decrease in lines of credit, income taxes payable, bank loans payable, finance lease, PPP loan and other non-current liabilities.

Accounts payable as of June 30, 2021, increased by $1,112, or 42.9% to $3,702 from $2,590 as of June 30, 2020. The increase was mainly due to the increase in purchases in the Singapore operations to meet the increase of customer demand.

Accrued expenses as at June 30, 2021, increased by $358, or 11.9% to $3,363 from $3,005 as at June 30, 2020. The increase was mainly due to an increase in accrued payroll liability in the Singapore and China operations.

Income tax payable as at June 30, 2021, decreased by $75 to $699 from $774 as at June 30, 2020. The decrease was mainly due to the repayment made for the Repatriation Tax that arose from the introduction of the Tax Cuts & Jobs Act 2017 in fiscal year 2021.

Bank loans payable decreased by $146 to $2,060 as at June 30, 2021, as compared to $2,206 as at June 30, 2020. This was due to the repayments made in the Malaysia operation.

Finance leases decreased by $216 to $450 as at June 30, 2021, as compared to $666 as at June 30, 2020. This was due to the repayments made in the Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liabilities increased by $932 to $1,876 as of June 30, 2021, as compared to $944 as at June 30, 2020. This was due to the renewal of the lease agreements in the Singapore and China Operations. The increase was partially offset with the repayment made and the operating lease expenses charged for the period.

As of June 30, 2021, the Company received the loan forgiveness for the Paycheck Protection Program (PPP) of $121, which was created by the United States Coronavirus Aid, Relief, and Economic Security (CARES) Act.

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

The health and safety of our employees and our customers are a top priority for us. In an effort to protect our employees, we took and continue to take proactive and aggressive actions, starting with the earliest signs of the outbreak, to adopt social distancing policies at our locations, including working from home and suspending employee travel. Our operations have been classified as part of the global supply chain and essential businesses in many jurisdictions, and employees who are working on-site are required to adhere to strict safety measures, including the use of masks and sanitizer, wellness screenings prior to accessing work sites, staggered break times to prevent congregation, prohibitions on physical contact with coworkers or customers, restrictions on access through only a single point of entry and exit and utilizing video conferencing. We have also incorporated other rules such as restricting visitors to any of our facilities that remain open and proactively providing employees with hand sanitizer.

The most significant near-term impacts of the ongoing COVID-19 pandemic on our financial performance are declines in customers’ revenue in our distribution segment in this fiscal year, as compared to the prior fiscal year. However, we are seeing a recovery in customers’ forecast, which were previously impacted by the supply chain disruption and resulted in the delay in deliveries. In addition, we are seeing an improvement in the manufacturing and testing segments’ financial performance beginning with the second and fourth quarter of fiscal year 2021, respectively.

The Company received government assistance amounting to $401 in the Singapore and Malaysia operations to mitigate the adverse impact on the business from the pandemic in fiscal year 2021. In fiscal year 2020, the Company also received a PPP loan of $121 in the U.S. operation to support the business amid the pandemic, for which the Company received the full loan forgiveness in fiscal year 2021.

As of June 30, 2021, the Company had cash and cash equivalents and short-term deposits totaling $12,487 and an unused line of credit of $5,641. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

While we have implemented safeguards and procedures to counter the impact of the COVID-19 pandemic, the full extent to which the pandemic has and will directly or indirectly impact us, including our business, financial condition, and result of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. The new variant of COVID-19 has resulted in a surge of the number of Covid-19 cases worldwide. This may require further mitigation efforts taken to contain the virus or treat its impact and the economic impact on local, regional, national and international markets despite a few countries that had loosened their restriction policies. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by the governments or that we determine are in the best interests of our employees, customers, suppliers and stockholders.

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

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policy, we have identified the most critical accounting policies upon which our financial status depends. We determined that those critical accounting policies are related to the inventory valuation; allowance for doubtful accounts; revenue recognition; impairment of property, plant and equipment; investment properties and income tax. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Account Receivables and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. We generally do not require collateral from customers. We maintain our cash accounts at credit-worthy financial institutions.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2021.

Inventory Valuation

Inventories of our manufacturing and distribution segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and swiftly changing demand. Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations is measured using average rates in effect for the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income or loss translation adjustment. Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

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

Investment

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

Long-Lived Assets & Impairment

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand. We have recorded intangible assets with finite lives related to our acquisitions.

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

While we have not identified any changes in circumstances requiring further impairment test in fiscal year 2021 other than the circumstances related to the Singapore Theme Resort Project, we will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we may incur additional impairment charges.

During the third quarter of 2020, our operation in China provided impairment loss of $139 for seven pieces of equipment because one of our customers’ products came to the end of its product burn-in cycle earlier than expected. The cost of converting the seven pieces of equipment outweighed the benefit of utilizing said equipment. Operations did not foresee any future usage of these assets. There will be no future economic cash inflow generated from these assets. Based on these events, we concluded that it was more likely than not that value-in-use of these assets was less than their carrying value. Full impairment of these assets has been recorded.

During the fourth quarter of 2021, The Company recorded a impairment charge of $1,580 related to the doubtful recovery of a down payment on shop lots in the Singapore Theme Resort Project in Chongqing, China.  The Company elected to take this non-cash impairment charge because of increased uncertainties regarding the project’s viability given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending and its relevant government policies, together with effects of the ongoing pandemic.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full allowance was provided as of June 30, 2021, and 2020.

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

Stock-Based Compensation

We calculate compensation expense related to stock option awards made to employees and directors based on the fair value of stock-based awards on the date of grant. We determine the grant date fair value of our stock option awards using the Black-Scholes option pricing model and for awards without performance condition the related stock-based compensation is recognized over the period in which a participant is required to provide service in exchange for the stock-based award, which is generally four years. We recognize stock-based compensation expense in the consolidated statements of shareholders' equity based on awards ultimately expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Determining the fair value of stock-based awards at the grant date requires significant judgement. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by our estimated common stock fair value as well as other subjective assumptions including the expected term of the awards, the expected volatility over the expected term of the awards, expected dividend yield and risk-free interest rates. The assumptions used in our option-pricing model represent management’s best estimates and are as follows:

●
Fair Value of Common Stock. We determined the fair value of each share of underlying common stock based on the closing price of our common stock on the date of grant.
●
Expected Term. The expected term of employee stock options reflects the period for which we believe the option will remain outstanding based on historical experience and future expectations.
●
Expected Volatility. We base expected volatility on our historical information over a similar expected term.

Noncontrolling Interests in Consolidated Financial Statements

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. These amendments are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements.

In March 2020, FASB issued ASU 2020-04 ASC Topic 848: Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 ASC Topic 326: Financial Instruments — Credit Losses (“ASC Topic 326”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASC Topic 326 is effective for the Company for annual periods beginning after December 15, 2022. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements.

Other new pronouncements issued but not yet effective until after June 30, 2021, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for the fiscal years ended June 30, 2021, and 2020:

	For the Year Ended June 30,
	2021	2020 (Restated)
Revenue	100.0%	100.0%
Cost of sales	76.4	78.9
Gross Margin	23.6%	21.1%
Operating expenses:
General and administrative	21.3%	20.5%
Selling	1.4	2.0
Research and development	1.1	1.0
Impairment loss on long-lived assets	-	0.4
Total operating expenses	23.8%	23.9%
Loss from Operations	(0.2)%	(2.7)%

Overall Revenue

The overall revenue is composed of the revenues from the manufacturing, testing services, distribution and real estate segments. The following table presents the components of the overall revenue realized in fiscal years 2021 and 2020 in percentage format.

	For the Year Ended June 30,
	2021	2020
Manufacturing	40.5%	33.7%
Testing	42.7	43.0
Distribution	16.7	23.1
Real estate	0.1	0.2
Total	100.0%	100.0%

Revenue in fiscal year 2021 was $32,462, a decrease of $2,003, or 5.8%, compared to $34,465 in fiscal year 2020. The decrease in revenue was due to a decrease in sales across all segments amid the pandemic except the manufacturing segment.

As a percentage of total revenue, the revenue generated by the manufacturing segment in fiscal year 2021 accounted for 40.5%, an increase of 6.8%, as compared to 33.7% in fiscal year 2020. In terms of dollar amount, the revenue generated by the manufacturing segment in fiscal year 2021 was $13,151, reflecting an increase of $1,546, or 13.3%, compared to $11,605 in fiscal year 2020. The increase in revenue generated by the manufacturing segment was due to an increase in the manufacturing segment in the U.S. and Singapore operations. Despite substantial headwinds caused by the pandemic, the demand for our equipment was strong in this fiscal year.

Backlog in the manufacturing segment was $5,040 as of June 30, 2021, representing an increase of $30 from $5,010 as of June 30, 2020. We expect the demand for our products to increase at a slower pace in fiscal year 2022 as compared to fiscal year 2021, depending on the recovery speed of the global market for testing equipment and systems from the highly uncertain economy outlook caused by the pandemic.

As a percentage of total revenue, the revenue generated by the testing services segment in fiscal year 2021 accounted for 42.7% of total sales compared to 43.0% in fiscal year 2020. In terms of dollar amounts, the revenue generated by the testing services segment for fiscal year 2021 was $13,846, reflecting a decrease of $994, or 6.7% compared to $14,840 for fiscal year 2020. The decrease in revenue generated by the testing segment was primarily attributable to a decrease in revenue in the Malaysia and China operations. The decrease was attributable to a decrease in the volume of testing services requested by our customers in these operations amid the global pandemic. These decreases were partially offset by the increase in revenue as a result of higher volume in the Singapore and Thailand operations during fiscal year 2021. With effect from fiscal 2022, the Company had increased its average selling price for testing services. Demand for testing services varies from country to country, depending on changes taking place in the market and our customers’ forecasts. Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Backlog in the testing services segment as of June 30, 2021, was $3,775, an increase of $860 as compared to $2,915 at June 30, 2020. The increase in backlog was mainly from the China operations. The backlog depends on the estimates volume provided by customers, which are in turn dependent upon the customers’ inventory levels and demand.

As a percentage of total revenue, the revenue generated by the distribution segment in fiscal year 2021 accounted for 16.7% of total sales, a decrease of 6.4% compared to 23.1% in fiscal year 2020. In terms of dollar amounts, revenue for fiscal year 2021 was $5,437, a decrease of $2,521, or 31.7%, compared to $7,958 for fiscal year 2020. The decrease in revenue in our distribution segment was due to the decrease in orders from the major customers in our Singapore operations during the uncertain market caused by the pandemic.

Backlog in the distribution segment as of June 30, 2021, was $4,648, reflecting an increase of $3,239 compared to the backlog of $1,409 at June 30, 2020. The increase in backlog was mainly due to an increase in the forecast from customers, coupled with the disruption of the supply, which resulted in the delay of deliveries. We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities such as placing orders and queries for products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.

As a percentage of total revenue, the revenue generated by the real estate segment was 0.1% and 0.2% of total sales in fiscal year 2021 and 2020, respectively. In terms of dollar value, revenue generated by the real estate segment for fiscal years 2021 was $28, a decrease of $34, or 54.8%, compared to $62 for fiscal year 2020. Our real estate segment saw a decrease in rental income due to the low occupancy rate in MaoYe and FuLi properties amid the pandemic.

Backlog in the real estate segment as of June 30, 2021 was $40, an increase of $34 as compared to $6 at June 30, 2020.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 23.6% in fiscal year 2021, an increase of 2.5% compared to 21.1% in fiscal year 2020. The increase in gross margin as a percentage of revenue was mainly attributable to the manufacturing segments. In terms of dollar value, the overall gross profit for fiscal year 2021 was $7,670, an increase of $404, or 5.6%, compared to $7,266 for fiscal year 2020. The increase in the dollar value of the overall gross margin was mainly due to an increase of sales in the manufacturing segments, which was partially offset by a decrease in sales in the testing and distribution segment.

The gross margin as a percentage of revenue in the manufacturing segment was 25.4% in fiscal year 2021, an increase of 2.3% compared to 23.1% in fiscal year 2020. In terms of dollar amounts, the gross profit for the manufacturing segment in fiscal year 2021 was $3,342, an increase of $664, or 24.8%, compared to $2,678 in fiscal year 2020. The increase in the absolute dollar amount of gross margin was mainly due to an increase in revenue in our Singapore operations.

The gross margin as a percentage of revenue in the testing services segment was 24.7% in fiscal year 2021, an increase of 1.2% compared to 23.5% in fiscal year 2020. The increase in gross profit margin as a percentage of revenue was primarily due to the continuous effort of cost control in the China and Malaysia operations, despite a decrease in revenue brought about by a decrease in orders in the China and Malaysia operations. In terms of dollar amounts, gross profit in the testing services segment in fiscal year 2021 was $3,415, a decrease of $72, or 2.1%, compared to $3,487 in fiscal year 2020. A significant portion of our cost of sales is fixed in the testing segment. Thus, as the demand for services and factory utilization decreases, the fixed costs are spread over the decreased output, which decreases the gross profit margin. However, the negative impact on gross profit margin was partially offset by the cost saving measures.

The gross margin as a percentage of revenue in the distribution segment was 17.7% in fiscal year 2021, an increase of 3.7% compared to 14.0% in fiscal year 2020. The increase in gross margin percentage was due to the distribution segment having more sales of products with a higher profit margin compared to the same period of last fiscal year. In terms of dollar amounts, gross profit in the distribution segment was $962, a decrease of $149, or 13.4%, compared to $1,111 in fiscal year 2020. The gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changed frequently as a result of the changed in market demand.

The gross loss margin as a percentage of revenue in the real estate segment was a negative of 175.0% in fiscal year 2021, an increase of 158.9% compared to 16.1% in fiscal year 2020. In absolute dollar amount, gross loss margin in the real estate segment was $49 in fiscal year 2021, an increase of $39 as compared to $10 in fiscal year 2020. The increase in gross loss was due to lower rental income amid the pandemic.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2021 and 2020 were as follows:

	For the Year Ended June 30,
	2021	2020 (Restated)
General and administrative	$6,938	$7,064
Selling	446	679
Research and development	357	355
Impairment loss on long-lived assets	-	139
Gain on disposal of property, plant and equipment	(1)	(24)
Total	$7,740	$8,213

General and administrative expenses were $6,938 in fiscal year 2021, compared to $7,064 in fiscal year.

Selling expenses decreased by $233, or 34.3%, to $446 in fiscal year 2021, compared to $679 in fiscal year 2020. The decrease in selling expenses was primarily attributable to a decrease in commission expenses in the Singapore operations as a result of fewer commissionable sales, coupled with lower traveling expenses due to the worldwide travel restrictions imposed to contain the spread of the pandemic.

Loss from Operations

Loss from operations was $70 in fiscal year 2021, an increase of $877, as compared to $947 in fiscal year 2020 (restated).

Interest Expenses

The interest expenses for fiscal years 2021 and 2020 were as follows:
	For the Year Ended June 30,
	2021	2020
Interest expenses	$126	$230

Interest expenses decreased by $104, or 45.2%, to $126 in fiscal year 2021 from $230 in fiscal year 2020. The decrease in interest expenses was mainly due to lower utilization of short-term loans in the Singapore operations. Additionally, the bank loan payable decreased by $146 to $2,060 in fiscal year 2021, as compared to $2,206 in fiscal year 2020.

Other Income, Net

Other income, net for fiscal years 2021 and 2020 was as follows:

	For the Year Ended June 30,
	2021	2020
Interest income	$118	$177
Other rental income	100	110
Exchange loss	(69)	(35)
Bad debt recovery/ (expense)	9	(59)
Extinguishment of PPP loan	121	-
Dividend income	32	-
Other miscellaneous income	52	141
Total	$363	$334

Other income increased by $29 to $363 for fiscal year 2021 as compared to $334 for fiscal year 2020. The increase in other income in fiscal year 2021 was mainly due to an increase of $32 and $121 from dividend income and forgiveness of the PPP loan, respectively. The increase was partially offset by a decrease of $59 in interest income.

Government grant

During fiscal year 2021, the Company received government grants amounting to $514, of which $401 were the financial assistance received from the Singapore and Malaysia governments amid the COVID-19 pandemic.

During fiscal year 2020, the Company received government grants amounting to $778, of which $718 were the financial assistance received from the Singapore, Malaysia and China governments amid the COVID-19 pandemic.

Gain on Sale of Properties

The Company’s Malaysia operation completed the sale of properties and recognized a net gain of RM4,901 or $1,172 in the fiscal year 2020, excluding capital gain tax.

Income Tax (Expenses) / Benefits

Income tax expenses for fiscal year 2021 were $228, representing an increase of $240, as compared to income tax benefits of $12 for fiscal year 2020. The change was primarily because the Company had fully utilized the tax benefits and was subject to tax in the Singapore operation. The one-off and non-cash impairment charge resulted in higher losses before tax, which the Company was still subjected to tax for those profitable operations.

At June 30, 2021, the Company had no federal net operating loss carry-forwards, and a state net operating loss carry-forward of $1,248, which expires in 2033. These carryovers may be subject to limitations under I.R.C. Section 382. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

Loss from Discontinued Operations

Loss from discontinued operations was $28 and $3 in fiscal years 2021 and 2020, respectively. We discontinued our fabrication segment in fiscal year 2013.

Noncontrolling Interest

As of June 30, 2021, we held an indirect 55% interest each in Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TTKL”), SHI and PT SHI, and a 76% interest in Prestal Enterprise Sdn. Bhd. (“Prestal”). The noncontrolling interest for fiscal year 2021, in the net loss of subsidiaries, was $564, a change of $802 compared to a noncontrolling interest in the net income of $238 for the previous fiscal year. The change in the noncontrolling interest was primarily attributable to the net loss generated by the Malaysia operation in fiscal year 2021, as compared to the net income generated by the Malaysia operations from the sales of properties in fiscal year 2020.

Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders

Net loss attributable for fiscal year 2021 was $591 compared to the net income of $878 for fiscal year 2020 (restated).

(Loss) / Earnings per Share

Basic loss per share from continuing operations was $0.16 in fiscal year 2021, as compared to basic earnings per share of $0.24 in fiscal year 2020 (restated). Basic loss per share from discontinued operations was $nil for fiscal year 2021 and $nil for fiscal year 2020.

Diluted loss per share from continuing operations was $0.15 in fiscal year 2021, as compared to diluted earnings per share of $0.24 in fiscal year 2020 (restated). Diluted loss per share from discontinued operations was $nil for fiscal year 2021 and $nil for fiscal year 2020.

Segment Information

The revenue, gross margin and income or loss from each segment for fiscal years 2021 and 2020 are presented below. As the segment revenue and gross margin have been discussed in previous sections, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income/(loss) from operations for the manufacturing segment for fiscal years 2021 and 2020 were as follows:

	For the Year Ended June 30,
	2021	2020
Revenue	$13,151	$11,605
Gross margin	25.4%	23.1%
Income/(Loss) from operations	$376	$(326)

Income from operations in the manufacturing segment was $376 in fiscal year 2021, an improvement of $702 as compared to a loss from operations of $326 in fiscal year 2020. The net income was attributable to an increase in the absolute amount of gross margin amounting to $664 and a decrease in operating expenses of $38. Operating expenses were $2,966 and $3,004 for fiscal years 2021 and 2020, respectively. The decrease in operating expenses was mainly due to a decrease in selling expenses of $76. The decrease was partially offset by the increase in general and administrative expenses of $43.

The decrease in selling expenses was primarily due to lower traveling expenses amid the pandemic. The increase in general and administrative expenses was mainly attributable to an increase in payroll-related expenses.

Testing Services Segment

The revenue, gross margin and loss from operations for the testing services segment for fiscal years 2021 and 2020 were as follows:

	For the Year Ended June 30,
	2021	2020
Revenue	$13,846	$14,840
Gross margin	24.7%	23.5%
Loss from operations	$(997)	$(1,040)

Loss from operations in the testing services segment in fiscal year 2021 was $997 remained comparable from $1,040 in fiscal year 2020. The slight decrease in operating loss was attributable to a decrease in operating expense of $115, partially offset by a decrease in absolute amount of gross margin of $72. Operating expenses were $4,412 and $4,527 for fiscal years 2021 and 2020, respectively. The decrease in operating expenses was mainly attributable to a decrease in selling expenses, general and administrative expenses and research and development expenses, coupled with the absence of any impairment on the long-lived asset in this fiscal year.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for fiscal years 2021 and 2020 were as follows:

	For the Year Ended June 30,
	2021	2020
Revenue	$5,437	$7,958
Gross margin	17.7%	14.0%
Income from operations	$657	$751

Income from operations in the distribution segment was $657 in fiscal year 2021 as compared to $751 in fiscal year 2020. The decrease was mainly due to the decrease in gross margin of $149, as discussed earlier. These decreases were partly offset by a decrease in operating expenses. Operating expenses were $306 and $362 for fiscal years 2021 and 2020, respectively.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for fiscal years 2021 and 2020 were as follows:

	For the Year Ended June 30,
	2021	2020
Revenue	$28	$62
Gross margin	(175.0)%	(16.1)%
Loss from operations	$(116)	$(97)

Loss from operations in the real estate segment was $116 in fiscal year 2021 as compared to $97 in fiscal year 2020. Operating expenses were $67 and $87 in fiscal years 2021 and 2020, respectively.

Corporate

The following table presents the loss from operations for Corporate for fiscal years 2021 and 2020, respectively:

	For the Year Ended June 30,
	2021	2020 (Restated)
Income / (Loss) from operations	$10	$(235)

In fiscal year 2021, corporate operating income was $10, a change of $245 compared to operating loss of $235 in fiscal year 2020.

Liquidity

The Company’s core businesses—testing services, manufacturing and distribution—operate in a volatile industry, in which its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities decreased by $1,373 to $1,638 for the twelve months ended June 30, 2021, from $3,011 in the same period of last fiscal year. The decrease in net cash provided by operating activities was primarily due to a decrease in net income of $2,271, an increase of $121 due to forgiveness of our PPP loan and a decrease of $3,457 cash inflow from trade account receivables. The decrease was partially offset by an increase in the impairment loss on other assets of $1,580 and an increase in accounts payables and accrued expenses of $2,345.

Net cash used in investing activities decreased by $2,050 to an outflow of $567 for the twelve months ended June 30, 2021 from $2,617 for the same period of last fiscal year. The decrease in net cash used in investing activities was primarily due to an increase in cash inflows of $2,335 from the withdrawal of unrestricted deposits and a decrease of $1,016 for investments in restricted and unrestricted deposits. The decrease in cash outflow partially offset by a decrease of $1,167 from the assets held for sale proceeds.

Net cash used in financing activities for the twelve months ended June 30, 2021, was $2, representing a decrease of $730 compared to $732 during the twelve months ended June 30, 2020. Cash outflow decreased mainly due to a decrease in a cash outflow of $1,848 from the payment on lines of credit, and an increase in cash inflow of $754 and $205 from the stock option exercise proceeds and bank loans proceeds, respectively. The increase in cash outflow was partially offset by a decrease in lines of credit payments by $1,888, and elimination of PPP loan amounting to $121.

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

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. The working capital was $15,200 as of June 30, 2021, representing an increase of $2,243, or 17.3%, compared to working capital of $12,957 as of June 30, 2020 (restated). The increase in working capital was mainly due to increases in current assets such as cash and cash equivalents, trade account receivables, inventories, prepaid expenses and other current assets and decreases in current liabilities such as lines of credit, income taxes payable, bank loans payable, finance leases and PPP loan. Such fluctuations were partially offset by decreases in current assets such as short-term deposits, other receivables and increases in current liabilities such as accounts payable, accrued expenses, and operating lease payable, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $1,112 and $1,017 for fiscal year 2021 and fiscal year 2020, respectively. The capital expenditures in fiscal year 2021 were mainly in the Singapore, China, Malaysia and Thailand operations, which provide testing services to our customers. We financed our capital expenditures and other operating expenses through operating cash flows and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.2% and LIBOR rate +1.25%	-	$4,237	$4,237
Universal (Far East) Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$1,115	$1,043
Trio-Tech Malaysia Sdn. Bhd., Malaysia	Revolving Credit	Cost of Funds Rate +2%	-	$361	$361

As of June 30, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$4,806
Universal (Far East) Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187
Trio-Tech Malaysia Sdn. Bhd., Malaysia	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

On November 18, 2019, Trio-Tech International Pte. Ltd. signed an agreement with JECC Leasing (Singapore) Pte. Ltd. for an Account Receivables Financing facility for SGD 1,000, or approximately $743 based on the market exchange rate. Interest is charged at LIBOR rate +1.3% for USD financing and SIBOR rate +1.25% for SGD financing. The financing facility was set up to facilitate the working capital in our operations in Singapore. The Company started to use this facility in the second quarter of fiscal year 2020.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2021, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2021. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purpose in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, and use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2021, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Change in Technical Accounting Consultant

Effective Q4 FY21, we have hired a technical accounting consultant believed to possess expert knowledge on GAAP reporting to perform review on matters that are assessed to be complex, subjective and judgemental and at the management’s discretion. We expect the new consultant to further strengthen our internal financial controls that support accurate and reliable financial reporting.

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

The operational and financial systems in our Tianjin and Suzhou operations were fully transitioned to the new system during the second quarter of fiscal 2021. This implementation effort will continue until the Company's consolidation process is substantially automated using the new system in fiscal 2022.

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

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2021.

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

TRIO-TECH INTERNATIONAL By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer October 1, 2021

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson
A. Charles Wilson, Director
Chairman of the Board

October 1, 2021

/s/ S.W.Yong
S. W. Yong, Director
President, Chief Executive Officer
(Principal Executive Officer)

October 1, 2021

/s/ Victor H. M. Ting
Victor H.M. Ting, Director
Vice President,
and Chief Financial Officer
(Principal Financial Officer)
October 1, 2021

/s/ Jason T. Adelman
Jason T. Adelman, Director
October 1, 2021

/s/ Richard M. Horowitz
Richard M. Horowitz, Director
October 1, 2021

EXHIBITS:

Number	Description

3.2	Articles of Incorporation, as currently in effect. [Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

3.2	Bylaws, as currently in effect. [Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for June 30, 1988.]

10.1	Amendment to 2007 Employee Stock Option Plan [Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010.]**

10.2	Amendment to 2007 Directors Equity Incentive Plan [Incorporated by reference to Exhibit B to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010.]**

10.3	Amendment to 2007 Directors Equity Incentive Plan [Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for its Annual Meeting held December 9, 2013.]**

10.4	2017 Employee Stock Option Plan [Incorporated by reference to Appendix 1 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.]**

10.5	2017 Directors Equity Incentive Plan [Incorporated by reference to Appendix 2 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.]**

10.6	Amendment to 2017 Directors Equity Incentive Plan

21.1	Subsidiaries of the Registrant (100% owned by the Registrant except as otherwise stated)

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
Van Nuys, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trio-Tech International and Subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As discussed in Note 10 to the consolidated financial statements, the Company recognized an impairment loss relating to the down payment made for an investment property located in Chongqing, China of $1.58 million (equivalent RMB10.2 million) during the financial year ended June 30, 2021.

We identified our evaluation of the recoverability of the down payment as a critical audit matter as the review of management’s significant assumptions and judgment applied in their measurement of the down payment is challenging and subjective in light of the recent developments and outlook. The recoverability of the down payment is highly dependent on the reliability of the key assumptions applied by management, such as the expected completion date of the project and the market rates of comparable completed projects.

The primary procedures we performed to address this critical audit matter thus included the following:

●
Inspected the sales and purchase agreement for the down payment for the investment property;

●
Performed physical site inspection of the project;

●
Conducted interview with the local developer on the status of the project;

●
Assessed the methodology used by the Company to estimate the fair value of the investment property;

●
Evaluated and challenged the key inputs and assumptions underlying the Company’s assessment and valuation in view of the facts and circumstances existing as of the measurement date, relevant political and economic outlook and other applicable sources; and

●
Inquired local independent professionals on the local property market to verify the representations made by the management and local developer.

Mazars LLP
PUBLIC ACCOUNTANTS AND CHARTERED ACCOUNTANTS
We have served as the company’s auditors since 2009

/s/ Mazars LLP

Singapore
October 1, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2021	June 30, 2020 (Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,836	$4,150
Short-term deposits	6,651	6,838
Trade account receivables, less allowance for doubtful accounts of $311 and $314, Respectively	8,293	5,951
Other receivables	662	998
Inventories, less provision for obsolete inventories of $679 and $678, respectively	2,080	1,922
Prepaid expenses and other current assets	418	341
Financed sales receivable	19	-
Total current assets	23,959	20,200
NON-CURRENT ASSETS:
Deferred tax assets	217	247
Investment properties, net	681	690
Property, plant and equipment, net	9,531	10,310
Operating lease right-of-use assets	1,876	944
Other assets	262	1,609
Financed sales receivable	39	-
Restricted term deposits	1,741	1,660
Total non-current assets	14,347	15,460
TOTAL ASSETS	$38,306	$35,660

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$72	$172
Accounts payable	3,702	2,590
Accrued expenses	3,363	3,005
Income taxes payable	314	344
Current portion of bank loans payable	439	370
Current portion of finance leases	197	231
Current portion of operating leases	672	477
Current portion of PPP loan	-	54
Total current liabilities	8,759	7,243
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,621	1,836
Finance leases, net of current portion	253	435
Operating leases, net of current portion	1,204	467
Income taxes payable	385	430
PPP loan, net of current portion	-	67
Other non-current liabilities	31	36
Total non-current liabilities	3,494	3,271
TOTAL LIABILITIES	$12,253	$10,514

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,913,055 and 3,673,055 shares issued and outstanding as at June 30, 2021 and June 30, 2020, respectively	$12,178	$11,424
Paid-in capital	4,233	3,984
Accumulated retained earnings	6,824	7,415
Accumulated other comprehensive gain-translation adjustments	2,399	1,143
Total Trio-Tech International shareholders' equity	25,634	23,966
Noncontrolling interest	419	1,180
TOTAL EQUITY	$26,053	$25,146
TOTAL LIABILITIES AND EQUITY	$38,306	$35,660

 See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended
		June 30,
	June 30, 2021	2020 (Restated)
Revenue
Manufacturing	$13,151	$11,605
Testing services	13,846	14,840
Distribution	5,437	7,958
Real estate	28	62
	32,462	34,465
Cost of Sales
Cost of manufactured products sold	9,809	8,927
Cost of testing services rendered	10,431	11,353
Cost of distribution	4,475	6,847
Cost of real estate	77	72
	24,792	27,199

Gross Margin	7,670	7,266

Operating Expenses:
General and administrative**	6,938	7,064
Selling	446	679
Research and development	357	355
Impairment loss on long-lived assets	-	139
Gain on disposal of property, plant and equipment	(1)	(24)
Total operating expenses	7,740	8,213

Loss from Operations	(70)	(947)

Other (Expenses) / Income
Interest expenses	(126)	(230)
Other income, net	363	334
Government grants	514	778
Gain on sale of properties	-	1,172
Impairment loss on other assets	(1,580)	-
Total other (expenses) / income	(829)	2,054

(Loss) / Income from Continuing Operations before Income Taxes	(899)	1,107

Income Tax (Expenses)/Benefits	(228)	12

(Loss) / Income from continuing operations before noncontrolling interests, net of tax	(1,127)	1,119

Discontinued Operations
Loss from discontinued operations, net of tax	(28)	(3)
NET (LOSS) / INCOME	(1,155)	1,116

Less: net (loss)/income attributable to noncontrolling interests	(564)	238
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(591)	$878

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss)/ Income from continuing operations, net of tax	(575)	879
Loss from discontinued operations, net of tax	(16)	(1)
Net (Loss)/ Income Attributable to Trio-Tech International Common Shareholders	$(591)	$878

Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.16)	$0.24
Basic loss per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic (Loss) / Earnings per Share from Net Income
Attributable to Trio-Tech International	$(0.16)	$0.24

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.15)	$0.24
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted (Loss) / Earnings per Share from Net Income
Attributable to Trio-Tech International	$(0.15)	$0.24

Weighted average number of common shares outstanding
Basic	3,768	3,673
Dilutive effect of stock options	117	53
Number of shares used to compute earnings per share diluted	3,885	3,726

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(IN THOUSANDS)

	For the Year Ended
		June 30,
	June 30, 2021	2020 (Restated)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net (loss) / income	$(1,155)	1,116
Foreign currency translation, net of tax	1,248	(742)
Comprehensive Income	93	374
Less: comprehensive (loss) / income attributable to the noncontrolling interests	(572)	220
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$665	$154

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- Controlling
	No. of Shares	Amount	Capital	Earnings	Income	Interests	Total
		$	$	$	$	$	$

Balance at June 30, 2019 (Restated)	3,673	11,424	3,838	6,537	1,867	1,195	24,861

Stock option expenses (Restated)	-	-	146	-	-	-	146
Net income (Restated)	-	-	-	878	-	238	1,116
Dividend declared by subsidiary	-	-	-	-	-	(235)	(235)
Translation adjustment	-	-	-	-	(724)	(18)	(742)
Balance at June 30, 2020 (Restated)	3,673	11,424	3,984	7,415	1,143	1,180	25,146

Stock option expenses	-	-	249	-	-	-	249
Net loss	-	-	-	(591)	-	(564)	(1,155)
Dividend declared by subsidiary	-	-	-	-	-	(189)	(189)
Exercise of options	240	754	-	-	-	-	754
Translation adjustment	-	-	-	-	1,256	(8)	1,248
Balance at June 30, 2021	3,913	12,178	4,233	6,824	2,399	419	26,053

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year Ended
		June 30,
	June 30, 2021	2020 (Restated)

Cash Flow from Operating Activities
Net income	$(1,155)	$1,116
Adjustments to reconcile net income to net cash flow provided by operating activities
Gain on sale of assets held for sale	-	(1,172)
Depreciation and amortization	3,059	3,100
Impairment loss on other assets	1,580	-
Impairment loss on long-lived assets	-	139
Stock option expenses	249	146
(Reversal) / Addition of obsolete inventories	(15)	18
Payment of interest portion of finance leases	(40)	(61)
Bad debt (recovery) / expenses	(9)	59
Accrued interest expense, net accrued (interest income)	29	(69)
PPP loan forgiveness income	(121)	-
Dividend income	(32)	-
Dividend received	32	-
Gain on sale of property, plant and equipment	(1)	(24)
Warranty addition/ (recovery), net	3	(26)
Deferred tax (benefit)/ expenses	(139)	63
Changes in operating assets and liabilities, net of acquisition effects
Trade account receivables	(2,347)	1,110
Other receivables	336	(181)
Other assets	(327)	100
Inventories	(98)	430
Prepaid expenses and other current assets	(97)	(54)
Accounts payable and accrued expenses	1,377	(968)
Income taxes payable	118	12
Operating leases liabilities	(764)	(727)
Net Cash Provided by Operating Activities	1,638	3,011

Cash Flow from Investing Activities
Proceeds from sale of assets held for sale	-	1,167
Proceeds from disposal of property, plant and equipment	-	39
Withdrawal of unrestricted deposit	2,335	-
Investments in restricted and unrestricted deposits	(1,790)	(2,806)
Addition to property, plant and equipment	(1,112)	(1,017)
Net Cash Used in Investing Activities	(567)	(2,617)

Cash Flow from Financing Activities
Payment on lines of credit	(589)	(2,437)
Payment of bank loans	(412)	(486)
Payment of principal portion of finance leases	(253)	(344)
Dividends paid on noncontrolling interest	(189)	(235)
Proceeds from exercising stock options	754	-
Proceeds from bank loans	205	-
Proceeds from lines of credit	482	2,370
Proceeds from finance leases	-	279
Proceeds from PPP loan	-	121
Net Cash Used in Financing Activities	(2)	(732)

Effect of Changes in Exchange Rate	698	(421)

Net Increase/ (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,767	(759)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,810	6,569
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,577	$5,810

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$122	$229
Income taxes	$207	$126

Non-Cash Transactions
Finance lease of property, plant and equipment	$-	$279

See accompanying notes to consolidated financial statements.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	5,836	4,150
Restricted Term Deposits	1,741	1,660
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statement of Cash Flows	$7,577	$5,810

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
YEARS ENDED JUNE 30, 2021 AND 2020
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In fiscal 2021, TTI conducted business in four business segments: manufacturing, testing services, distribution and real estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China as follows:

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

All dollar amounts in the consolidated financial statements and in the notes herein are presented in thousands of United States dollars (US$’000) unless otherwise designated.

Liquidity – The Company incurred net loss attributable to common shareholders of $591 and net income attributable to common shareholders of $878 for fiscal years 2021 and 2020, respectively.

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

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful account receivables, reserve for obsolete inventory, reserve for warranty, impairments and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Revenue Recognition — The Company adopted ASU No. 2014-09, ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2021 and 2020.

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

Inventories — Inventories in the Company’s manufacturing and distribution segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid fluctuations in demand. Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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

Long-Lived Assets and Impairment – The Company’s business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand.

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

Leases - Company as Lessee

Accounting Standards Codification Topic 842 ("ASC Topic 842") introduced new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. It requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months. These leases will be either finance or operating, with classification affecting the pattern of expense recognition.

The Company applies the guidance in ASC Topic 842 to its individual leases of assets. When the Company receives substantially all of the economic benefits from and directs the use of specified property, plant and equipment, the transactions give rise to leases. The Company’s classes of assets include real estate leases.

Operating leases are included in operating lease right-of-use ("ROU") assets under the noncurrent asset portion of our consolidated balance sheets and under this current portion and noncurrent liabilities portion of our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the related lease. Finance leases are included in property, plant and equipment under the noncurrent asset portion of our consolidated balance sheets and under the current portion and noncurrent liabilities portion of our consolidated balance sheets.

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

Leases - Company as Lessor

All of the leases under which the Company is the lessor will continue to be classified as operating leases and sales-type lease under the new standard The new standard did not have a material effect on our consolidated financial statements and will not have a significant change in our leasing activities.

Comprehensive Income or Loss — ASC Topic 220, Reporting Comprehensive Income, (“ASC Topic 220”), establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of general-purpose consolidated financial statements. The Company has chosen to report comprehensive income or loss in the statements of operations. Comprehensive income or loss is comprised of net income or loss and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”). ASC Topic 740 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $16,683 and $15,585 at June 30, 2021 and 2020, respectively.

Research and Development Costs — The Company incurred research and development costs of $357 and $355 in fiscal year 2021 and in fiscal year 2020, respectively, which were charged to operating expenses as incurred.

Stock-based compensation — The Company calculates compensation expense related to stock option awards made to employees and directors based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of our stock option awards using the Black-Scholes option pricing model and for awards without performance condition the related stock-based compensation is recognized over the period in which a participant is required to provide service in exchange for the stock-based award, which is generally four years. The Company recognizes stock-based compensation expense in the consolidated statements of shareholders' equity based on awards ultimately expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Determining the fair value of stock-based awards at the grant date requires significant judgement. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by our estimated common stock fair value as well as other subjective assumptions including the expected term of the awards, the expected volatility over the expected term of the awards, expected dividend yield and risk-free interest rates. The assumptions used in our option-pricing model represent management’s best estimates and are as follows:

●
Fair Value of Common Stock. We determined the fair value of each share of underlying common stock based on the closing price of our common stock on the date of grant.
●
Expected Term. The expected term of employee stock options reflects the period for which we believe the option will remain outstanding based on historical experience and future expectations.
●
Expected Volatility. We base expected volatility on our historical information over a similar expected term.

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

Investments —The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. A new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, the variable interest holder, who has the power to direct the VIE’s most significant activities is determined to be the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

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

Contingent Liabilities — Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

2. RESTATEMENTS

During the preparation of the Annual Report on Form 10-K for the year ended June 30, 2021, the Company has discovered errors in the accounting treatment of expensing stock option issued to the Company’s directors and employees from fiscal year 2016 to 2020 under FASB ASC Topic 718, Compensation – Stock Compensation, which resulted in misstatements in its previously issued consolidated financial statements for the years ended June 30, 2016 to June 30, 2020. The Company has amended and restated its 2020 consolidated financial statements to accumulated retained earnings by $621 and its additional paid-in-capital by $621 as of June 30, 2020. The Company has also increased its general and administrative expenses by $88 for the year ended June 30, 2020. As a result, the Company has restated its consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”). There is no tax impact implications resulted from the restatement.

The impact of the restatement on the consolidated financial statements as previously reported is summarized below:

	For the year ended June 30, 2020 (as previously reported)	For the year ended June 30, 2020 (Restated)
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Paid-in capital	3,363	3,984
Accumulated retained earnings	8,036	7,415
Total Trio-tech International shareholders' equity	23,966	23,966
TOTAL EQUITY	25,146	25,146

	For the year ended June 30, 2020 (as previously reported)	For the year ended June 30, 2020 (Restated)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
Accumulated retained earnings	$8,036	$7,415
Paid-in capital	3,363	3,984

	For the year ended June 30, 2020 (as previously reported)	For the year ended June 30, 2020 (Restated)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
General and administrative expenses	$6,976	$7,064
Total operating expenses	8,125	8,213
Loss from operation	(859)	(947)
Income from Continuing Operations before Income Taxes	1,195	1,107
Income from continuing operations before non-controlling interests, net of tax	1,207	1,119
NET INCOME	1,204	1,116
Net Income Attributable to Trio-Tech International Common Shareholders	966	878

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	0.26	0.24

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	0.26	0.24

3. NEW ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. These amendments are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements.

In March 2020, FASB issued ASU 2020-04 ASC Topic 848: Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements..

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

In June 2016, FASB issued ASU 2016-13 ASC Topic 326: Financial Instruments — Credit Losses (“ASC Topic 326”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASC Topic 326 is effective for the Company for annual periods beginning after December 15, 2022. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements..

Other new pronouncements issued but not yet effective until after June 30, 2021 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

4. TERM DEPOSITS
	June 30, 2021	June 30, 2020

Short-term deposits	$6,353	$7,028
Currency translation effect on short-term deposits	298	(190)
Total short-term deposits	6,651	6,838
Restricted term deposits	1,682	1,712
Currency translation effect on restricted term deposits	59	(52)
Total restricted term deposits	1,741	1,660
Total term deposits	$8,392	$8,498

Restricted deposits represent the amount of cash pledged to secure loans payable granted by financial institutions and serve as collateral for public utility agreements such as electricity and water and performance bonds related to customs duty payable. Restricted term deposits are classified as noncurrent assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

5. TRADE ACCOUNT RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Account receivables are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

Senior management reviews trade account receivables on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any trade account receivables balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2021 and June 30, 2020, was adequate.

The following table represents the changes in the allowance for doubtful accounts:
	For the Year Ended June 30,
	2021	2020
Beginning	$314	$263
Additions charged to expenses	5	351
Recovered	(14)	(284)
Write-off	(16)	(9)
Currency translation effect	22	(7)
Ending	$311	$314

6. LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of June 30, 2021.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	309
Less: allowance for doubtful receivables		(2,000)	(309)
Net loan receivable from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	773
Less: transfer – down payment for purchase of investment property		(5,000)	(773)
Net loan receivable from property development projects		-	-

The short-term loan receivables of renminbi (“RMB”) 2,000, or approximately $309, arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. TTCQ did not generate other income from JiangHuai for the fiscal year ended June 30, 2021 and June 30, 2020. TTCQ is in the legal process of recovering the outstanding amount of $309.

The long-term loan receivable of RMB 5,000, or approximately $773, arose from TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in JiaSheng’s property development projects (Project B-48 Phase 2) located in Chongqing City, China in fiscal 2011. The loan receivable was secured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 10).

7. INVENTORIES

Inventories consisted of the following:
	For the Year Ended June 30,
	2021	2020

Raw materials	$1,152	$1,281
Work in progress	1,218	968
Finished goods	325	422
Less: provision for obsolete inventories	(679)	(678)
Currency translation effect	64	(71)
	$2,080	$1,922
The following table represents the changes in provision for obsolete inventories:
	For the Year Ended June 30,
	2021	2020

Beginning	$678	$673
Additions charged to expenses	13	26
Usage - disposition	(28)	(8)
Currency translation effect	16	(13)
Ending	$679	$678

8. INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of June 30, 2021. The exchange rate is based on the market rate as of June 30, 2021.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(36)
Gross investment in rental property		9,649	1,493
Accumulated depreciation on rental property	June 30, 2021	(7,040)	(1,079)
Reclassified as “Assets held for sale”	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”	Mar 31, 2019	(1,029)	(143)
		(5,247)	(812)
Net investment in property – China		4,402	681

The following table presents the Company’s investment in properties in China as of June 30, 2020. The exchange rate is based on the market rate as of June 30, 2020.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(166)
Gross investment in rental property		9,649	1,363
Accumulated depreciation on rental property	June 30, 2020	(6,558)	(940)
Reclassified as “Assets held for sale”	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”	Mar 31, 2019	(1,029)	(143)
		(4,765)	(673)
Net investment in property – China		4,884	690

Rental Property I - MaoYe Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, or approximately $894. During the fiscal year 2019, the Company sold thirteen of the fifteen units constituting the MaoYe Property. Management has decided not to sell the remaining two units of MaoYe properties in the near future, considering the market conditions in China. These properties are vacant as of June 30, 2021, since the last lease agreement expired in March 2021. A new lease agreement had subsequently been signed in September 2021 at a monthly rate of RMB14, or approximately $2, commencing from September 1, 2021 to February 28, 2022.

Property purchased from MaoYe generated a rental income of $9 and $32 for the years ended June 30, 2021 and 2020, respectively.

Depreciation expense for MaoYe was $15 and $13 for the years ended June 30, 2021 and 2020, respectively.

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

Property purchased from JiangHuai did not generate any rental income for both the years ended June 30, 2021 and 2020.

Depreciation expense for JiangHuai was $27 and $26 for the years ended June 30, 2021 and 2020, respectively.

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

One of the two commercial properties were leased by TTCQ by a third party under a two years lease to rent out the 154.49 square meter at a monthly rate of RMB9, or approximately $1, commencing from May 21, 2021 to May 23, 2023.

For the other leased property, TTCQ renewed the lease agreement to rent out the 161 square meter space at a monthly rate of RMB10, or approximately $1, from November 1, 2019 to October 31, 2020. After which, TTCQ renewed the lease agreement at a monthly rate of RMB10, or approximately $1, from November 1, 2020 to April 30, 2021 and May 1, 2021 to October 31, 2021.
Properties purchased from FuLi generated a rental income of $19 and $30 for the years ended June 30, 2021 and 2020, respectively.

Depreciation expense for FuLi was $30 and $28 for the years ended June 30, 2021 and 2020, respectively.

Summary

Total rental income for all investment properties in China was $28 for the year ended June 30, 2021, and $62 for the same period in the prior fiscal year.

Depreciation expenses for all investment properties in China were $72 and $67 for the years ended June 30, 2021 and 2020, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	Estimated Useful Life in Years	June 30, 2021	June 30, 2020
Building and improvements	3-20	$5,141	$5,102
Leasehold improvements	3-27	6,174	6,170
Machinery and equipment	3-7	26,804	26,578
Furniture and fixtures	3-5	1,170	1,134
Equipment under finance leases	3-5	1,413	1,066
Property, plant and equipment, gross		$40,702	$40,050
Less: accumulated depreciation		(28,751)	(27,148)
Accumulated amortization on equipment under finance leases		(1,199)	(719)
Total accumulated depreciation		$(29,950)	$(27,867)
Property, plant and equipment before currency translation effect, net		10,752	12,183
Currency translation effect		(1,221)	(1,873)
Property, plant and equipment, net		$9,531	$10,310

Depreciation and amortization expenses for property, plant and equipment during fiscal years 2021 and 2020 were $2,419 and $2,341, respectively.

10. OTHER ASSETS

	June 30,	June 30,
	2021	2020

Down payment for purchase of investment properties*	$-	$1,645
Down payment for purchase of property, plant and equipment	372	8
Deposits for rental and utilities and others	160	171
Currency translation effect	(270)	(215)
Total	$262	$1,609

*Down payment for purchase of investment properties included:

	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less: Impairment of Interest	(906)	(150)
Transferred to Down Payment (Note *b)	5,344	864
* Down Payment for Purchase of Investment Properties	10,207	1,645
Less: Provision of Impairment loss on other assets	(10,207)	(1,645)
Down Payment for Purchase of Investment Properties	-	-

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

On October 2, 2013, the Company disposed of its entire 10% interest in the Joint Venture but to date has not received payment in full therefor. The Company recognized that disposal based on the recorded net book value of RMB 5 million, or equivalent to $803K, from net considerations paid, in accordance with GAAP under ASC Topic 845 Non-monetary Consideration. It is presented under “Other Assets” as noncurrent assets to defer the recognition of the gain on the disposal of the 10% interest in the joint venture investment until such time that the consideration is paid, so that the gain can be ascertained.

b) Amounts of RMB 5,000, or approximately $773, as disclosed in Note 6, plus the interest receivable on long term loan receivable of RMB 1,250, or approximately $200, and impairment on interest of RMB 906, or approximately $150.

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

During the fourth quarter of 2021, The Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on shop lots in the Singapore Theme Resort Project in Chongging, China. The Company elected to take this non-cash impairment charge because of increased uncertainties regarding the project’s viability given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending and its relevant government policies, together with effects of the ongoing pandemic.

11. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.2% and LIBOR rate +1.25%	-	$4,237	$4,237
Universal (Far East) Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$1,115	$1,043
Trio-Tech Malaysia Sdn. Bhd., Malaysia	Revolving Credit	Cost of Funds Rate +2%	-	$361	$361

As of June 30, 2020, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$4,806
Universal (Far East) Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187
Trio-Tech Malaysia Sdn. Bhd., Malaysia	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

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

12. ACCRUED EXPENSES

Accrued expenses consisted of the following:	For the Year Ended June 30,
	2021	2020 (Restated)

Payroll and related costs	1,362	1,185
Commissions	51	104
Customer deposits	45	30
Legal and audit	321	315
Sales tax	9	19
Utilities	91	80
Warranty	14	12
Accrued purchase of materials and property, plant and equipment	144	186
Provision for reinstatement	290	300
Deferred income	67	88
Contract liabilities	628	476
Other accrued expenses	279	287
Currency translation effect	62	(77)
Total	$3,363	$3,005

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

	For the Year Ended June 30,
	2021	2020
Beginning	$12	$39
Additions charged to cost and expenses	7	1
Utilization	(4)	(27)
Currency translation effect	(1)	(1)
Ending	$14	$12

14. BANK LOANS PAYABLE

Bank loans payable consisted of the following:
	June 30, 2021	June 30, 2020
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate less 2.00% (3.60% and 3.85% at June 30, 2021 and June 30, 2020) per annum, respectively, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,579 and $2,543, as at June 30, 2021 and June 30, 2020, respectively.	$1,885	$2,206

Financial arrangement at fixed interest rate 3.2% per annum with monthly payments of principal plus interest through July 2025	$175	-

Total bank loans payable	2,060	2,206

Current portion of bank loans payable	428	384
Currency translation effect on current portion of bank loans	11	(14)
Current portion of bank loans payable	439	370
Long term portion of bank loans payable	1,564	1,911
Currency translation effect on long-term portion of bank loans	57	(75)
Long term portion of bank loans payable	$1,621	$1,836

Future minimum payments (excluding interest) as of June 30, 2021, were as follows:

2022	$439
2023	457
2024	462
2025	208
2026	171
Thereafter	323
Total obligations and commitments	$2,060

Future minimum payments (excluding interest) as of June 30, 2020, were as follows:

2021	$370
2022	384
2023	400
2024	403
2025	158
Thereafter	491
Total obligations and commitments	$2,206

15. COMMITMENTS AND CONTINGENCIES

The Company had capital commitments in Malaysia for the purchase of equipment and other related infrastructure costs amounting to RM388, or approximately $93 as at June 30, 2021.

Deposits with banks in China are not insured by the local government or agency and are consequently exposed to risk of loss. The Company believes the probability of a bank failure, causing loss to the Company, is remote.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the fiscal year ended June 30, 2021, or for the same period in the prior fiscal year.

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

17. CONCENTRATION OF CUSTOMERS

The Company had two major customer that accounted for the following revenue and trade account receivables:

	For the Year Ended June 30,
	2021	2020
Revenue
Customer A	37.7%	38.4%
Customer B	9.7%	17.6%

Trade Account Receivables
Customer A	34.7%	40.6%
Customer B	11.8%	6.3%

18. BUSINESS SEGMENTS

In fiscal year 2021, the Company operated in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (assembly of equipment that tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Asia and the real estate segment in China.

The revenue allocated to individual countries was based on where the customers were located. The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired.

All intersegment sales were sales from the manufacturing segment to the testing and distribution segment. Total intersegment sales were $410 in fiscal year 2021 and $816 in fiscal year 2020. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a predetermined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

Business Segment Information:

	Year		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	June 30,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2021	$13,151	$376	$13,622	$411	$350
	2020	$11,605	$(326)	$9,807	$346	$134

Testing Services	2021	13,846	(997)	21,099	2,570	762
	2020	14,840	(1,040)	21,086	2,578	834

Distribution	2021	5,437	657	1,156	4	-
	2020	7,958	751	875	100	-

Real Estate	2021	28	(116)	2,070	74
	2020	62	(97)	3,587	76

Fabrication	2021	-	-	-	-	-
Services*	2020	-	-	27	-	-

Corporate &	2021	-	(10)	359	-
Unallocated	2020 (Restated)	-	(235)	278	-

Total Company	2021	$32,462	$(70)	$38,306	$3,059	$1,112
	2020	$34,465	$(947)	$35,660	$3,100	$1,017
* Fabrication services is a discontinued operation.

19. OTHER INCOME, NET

Other income, net consisted of the following:
	For the Year Ended June 30,
	2021	2020
Interest income	118	177
Other rental income	100	110
Exchange loss	(69)	(35)
Bad debt recovery/ (expense)	9	(59)
Extinguishment of PPP loan	121	-
Dividend income	32	-
Other miscellaneous income	52	141
Total	$363	$334

20. GOVERNMENT GRANTS

	For the Year Ended June 30,
	2021	2020
Government grants	514	778

During fiscal year 2021, the Company received government grants amounting to $514, of which $401 were the financial assistance received from the Singapore and Malaysia governments amid the COVID-19 pandemic.

During fiscal year 2020, the Company received government grants amounting to $778, of which $718 were the financial assistance received from the Singapore, Malaysia and China governments amid the COVID-19 pandemic.

21. INCOME TAXES

(Loss)/Income before provision for income taxes consists of the following:
	For the Year Ended June 30,
	2021	2020
United States	(53)	(740)
International	(846)	1,847
Total	$(899)	$1,107

The components of the provision for income taxes are as follows:
	For the Year Ended June 30,
	2021	2020
Current:
Federal	$13	$(1)
State	2	2
Foreign	352	212
	$367	$213
Deferred:
Federal	$-	$-
State	-	-
Foreign	(139)	(225)
	(139)	(225)
Total provisions	$228	$(12)

A reconciliation of income tax benefit compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	For the Year Ended June 30,
	2021	2020
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	(0.41)	(0.50)
Permanent items and credits	4.1	13.95
Foreign rate differential	74.02	(33.86)
Other	0.67	2.14
Changes in valuation allowance	(74.02)	(3.73)
Tax reform related to one-time repatriation tax	-	-
Effective rate	25.36%	(1.00)%

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

Due to the enactment of Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the year ended June 30, 2021.

On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted by the US Government in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact to the consolidated financial statements as of June 30, 2021. During fiscal year ended June 30, 2021, the Company received acknowledgement of forgiveness of its paycheck protection program loan which is treated as tax-exempt income for US federal tax purposes.

The Company has maintained an indefinite reinvestment assertion as of June 30, 2021. Accordingly, no deferred taxes related to withholding taxes or unrealized foreign currency gains or losses have been recorded.

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

Temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows for the year ended June 30:

	For the Year Ended June 30,
Deferred tax assets:	2021	2020
Net operating losses and credits	$782	$487
Inventory valuation	144	121
Provision for bad debts	-	785
Accrued vacation	12	37
Accrued expenses	134	188
Fixed asset basis	3	1
Investment in subsidiaries	77	277
Unrealized gain	4	24
Other	12	51
Total deferred tax assets	$1,168	$1,971

Deferred tax liabilities:
Depreciation	(329)	(359)
Others	(-)	(76)
Total deferred income tax liabilities	$(329)	$(435)

Subtotal	839	1,536
Valuation allowance	(622)	(1,289)
Net deferred tax assets	$217	$247

Presented as follows in the balance sheets:
Deferred tax assets	217	247
Deferred tax liabilities	-	-
Net deferred tax assets	$217	$247

The valuation allowance decreased by $667 and increased by $527 in fiscal years 2021 and 2020, respectively.

At June 30, 2021, the Company had federal net operating loss carryforwards and state net operating loss carryforward of $1,248, which expire through 2033. These carryovers may be subject to limitations under I.R.C. Section 382. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

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

The Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis (“SSP”). Determining the SSP for each distinct performance obligation and allocation of consideration from an arrangement to the individual performance obligations and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements. The Company typically establishes the SSP based on observable prices of products or services sold separately in comparable circumstances to similar clients. The Company may estimate SSP by considering internal costs, profit objectives and pricing practices in certain circumstances.

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

Terms of contract that may indicate potential variable consideration included warranty, late delivery penalty and reimbursement to solve nonconformance issues for rejected products. Based on historical and recent data trends, it is concluded that these terms of the contract do not represent potential variable consideration. The transaction price is not contingent on the occurrence of any future event.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.
	June 30,	June 30,
	2021	2020
Trade Account Receivables	8,293	5,951
Accounts Payable	3,702	2,590
Contract Assets	337	216
Contract Liabilities	628	476

Remaining Performance Obligation

As at June 30, 2021, the Company had $924 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, approximately 82.2% of this amount is expected to be recognized as revenue over the next two years, while the remaining amount is expected to be recognized between three and five years.

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

Options to purchase 674,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of June 30, 2021. 348,000 stock options were excluded in the computation of diluted EPS for fiscal year 2021 because they were anti-dilutive.

Options to purchase 763,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of June 30, 2020. 410,000 (restated) stock options were excluded in the computation of diluted EPS for fiscal year 2020 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2021	2020 (Restated)

(Loss) / Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(575)	$879
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(16)	$(1)

Net (Loss) / income attributable to Trio-Tech International common shareholders	(591)	878

Weighted average number of common shares outstanding - basic	3,768	3,673
Dilutive effect of stock options	117	53
Number of shares used to compute earnings per share - diluted	3,885	3,726

Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.16)	$0.24
Basic loss per share from discontinued operations attributable to Trio-Tech International	$-	$-

Basic (Loss) / Earnings per Share from net income attributable to Trio-Tech International	$(0.16)	$0.24

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.15)	$0.24
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-

Diluted (Loss) / Earnings per Share from net income attributable to Trio-Tech International	$(0.15)	$0.24

24. STOCK OPTIONS (RESTATED)

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

For the Year Ended June 30,
	2021	2020
Expected volatility	40.89% to 69.03%	40.89% to 55.19%
Risk-free interest rate	0.14% to 2.35%	0.30% to 2.35%
Expected life (years)	2.5 - 3.25	2.5 - 3.25

The expected volatilities are based on the historical volatility of the Company’s stock. Due to higher volatility, the observation is made on a daily basis for the twelve months ended June 30, 2021 and 2020 respectively. The observation period covered is consistent with the expected life of the options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company granted options to purchase 71,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan during the twelve months ended June 30, 2021. The weighted average grant-date fair value of stock options granted during the year ended June 30, 2021 was $1.88. The total fair value of vested employee stock options granted during the year ended June 30, 2021 was $39.

There were no stock options exercised during the twelve months ended June 30, 2021. The Company recognized stock-based compensation expenses of $10 and $105 in the three and twelve months ended June 30, 2021, respectively under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $71 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years. The weighted average remaining contractual term for non-vested options was 2.00 years.

As of June 30, 2021, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 164,750 shares of Common Stock. The weighted average exercise price was $4.35, and the weighted average contractual term was 2.74 years. The total fair value of vested employee stock options as of June 30, 2021 was $268.

The Company granted options to purchase 60,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan during the twelve months ended June 30, 2020. The weighted average grant-date fair value of stock options granted during the year ended June 30, 2020 was $0.85. The total fair value of vested employee stock options granted during the year ended June 30, 2020 was $16.

There were no stock options exercised during the twelve months ended June 30, 2020. The Company recognized stock-based compensation expenses of $18* and $85* in the three and twelve months ended June 30, 2020, respectively under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $54* based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years. The weighted average remaining contractual term for non-vested options was 2.03 years.

As of June 30, 2020, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 98,000 shares of Common Stock. The weighted average exercise price was $4.44 and the weighted average contractual term was 3.41 years. The total fair value of vested employee stock options as of June 30, 2020 was $164*.

A summary of option activities under the 2017 Employee Plan during the twelve-month period ended June 30, 2021 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	196,000	$3.92	3.72	$36
Granted	71,000	5.03	4.16	14
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	267,000	4.21	3.22	290
Exercisable at June 30, 2021	164,750	4.35	2.74	173

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2021 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2020	98,000	$1.79
Granted	71,000	1.88
Vested	(66,750)	1.83
Forfeited	-	-
Non-vested at June 30, 2021	102,250	$2.29

A summary of option activities under the 2017 Employee Plan during the twelve-month period ended June 30, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	136,000	$4.53	4.28	$-
Granted	60,000	2.53	2.73	36
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2020	196,000	3.92	3.72	36
Exercisable at June 30, 2020	98,000	4.44	3.41	9

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2020 is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2019	87,000	$1.43
Granted	60,000	0.85
Vested	(49,000)	1.51
Forfeited	-	-
Non-vested at June 30, 2020	98,000	$1.79

2007 Employee Stock Option Plan

The 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

There were 40,000 options exercised during the twelve months ended June 30, 2021. The Company recognized stock-based compensation expenses of $Nil in the twelve months ended June 30, 2021 under the 2007 Employee Plan.

There were no options exercised during the twelve months ended June 30, 2020. The Company recognized stock-based compensation expenses of $Nil in the twelve months ended June 30, 2020 under the 2007 Employee Plan.

As of June 30, 2021, there were vested employee stock options that were exercisable covering a total of 37,500 shares of Common Stock. The weighted average exercise price was $4.14 and the weighted average contractual term was 0.75 years. The total fair value of vested employee stock options as of June 30, 2021 was $61.

As of June 30, 2020, there were vested employee stock options that were exercisable covering a total of 77,500 shares of Common Stock. The weighted average exercise price was $3.69 and the weighted average contractual term was 1.22 years. The total fair value of vested employee stock options as of June 30, 2020 was $120.

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	77,500	$3.69	1.22	$-
Granted	-	-	-	-
Exercised	(40,000)	3.26	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	37,500	$4.14	0.75	$-
Exercisable at June 30, 2021	37,500	$4.14	0.75	$-

A summary of option activities under the 2007 Employee Plan during the twelve-month period ended June 30, 2020, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	77,500	$3.69	2.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2020	77,500	$3.69	1.22	$-
Exercisable at June 30, 2020	77,500	$3.69	1.22	$-

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2021, is presented below:

Weighted Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2020	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2021	-	$-

A summary of the status of the Company’s non-vested employee stock options during the twelve months ended June 30, 2020, is presented below:

		Weighted Average Grant-Date
	Options	Fair Value

Non-vested at July 1, 2019	9,375	$1.22
Granted	-	-
Vested	(9,375)	1.22
Forfeited	-	-
Non-vested at June 30, 2020	-	$-

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

In the fiscal year ended June 30, 2021, the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 80,000 shares of the Company’s Common Stock was approximately $143 based on the fair value of $1.79 per share determined by the Black-Scholes option pricing model. As all of the stock options granted under the 2017 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2021. There were no options exercised during the twelve months ended June 30, 2021. The Company recognized stock-based compensation expenses of $143 in the twelve months ended June 30, 2021 under the 2017 Directors Plan.

In the fiscal year ended June 30, 2020, the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 80,000 shares of the Company’s Common Stock was approximately $61* based on the fair value of $0.76* per share determined by the Black-Scholes option pricing model. As all of the stock options granted under the 2017 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2020. There were no options exercised during the twelve months ended June 30, 2020. The Company recognized stock-based compensation expenses of $61 in the twelve months ended June 30, 2020, under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the twelve months ended June 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	240,000	$3.93	3.75	$48
Granted	80,000	5.27	4.64	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	320,000	4.27	3.22	340
Exercisable at June 30, 2021	320,000	4.27	3.22	340

A summary of option activities under the 2017 Directors Plan during the twelve months ended June 30, 2020, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	160,000	$4.63	4.25	$-
Granted	80,000	2.53	4.73	48
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2020	240,000	3.93	3.75	48
Exercisable at June 30, 2020	240,000	3.93	3.75	48

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017, and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Directors Plan permitted the grant of options covering up to an aggregate of 500,000 shares of Common Stock to its directors in the form of nonqualified options and restricted stock. The exercise price of the nonqualified options is 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are generally exercisable immediately as of the grant date.

As the 2007 Directors plan terminated in fiscal 2018, the Company did not grant any options pursuant to the 2007 Director Plan during the twelve months ended June 30, 2021.

There were 200,000 stock options exercised during the twelve-month ended June 30, 2021. The Company did not recognize any stock-based compensation expenses during the twelve months ended June 30, 2021.

There were 50,000 stock options expired, while no stock options were exercised during the twelve-month ended June 30, 2020. The Company did not recognize any stock-based compensation expenses during the twelve-month ended June 30, 2020.

As of June 30, 2021, there were vested director stock options covering a total of 50,000 shares of Common Stock. The weighted average exercise price was $4.14 and the weighted average remaining contractual term was 0.75 years. The total fair value of vested directors' stock options as of June 30, 2021 was $72. All director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 31, 2021.

As of June 30, 2020, there were vested director stock options covering a total of 250,000 shares of Common Stock. The weighted average exercise price was $3.32 and the weighted average remaining contractual term was 0.83 years. The total fair value of vested directors' stock options as of June 30, 2020 was $301. All director stock options vest immediately at the date of grant. There were no unvested director stock options as of June 30, 2020.

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	250,000	3.32	0.83	22
Granted	-	-	-	-
Exercised	(200,000)	3.12	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	50,000	4.14	0.75	45
Exercisable at June 30, 2021	50,000	4.14	0.75	45

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2020, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2019	300,000	3.40	1.58	9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(50,000)	3.81	-	-
Outstanding at June 30, 2020	250,000	3.32	0.83	22
Exercisable at June 30, 2020	250,000	3.32	0.83	22

25.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases were $72 and $67 for the years ended June 30, 2021 and 2020, respectively.

Future minimum rental income in China and Thailand to be received from fiscal year 2022 to fiscal year 2023 on non-cancellable operating leases is contractually due as of June 30, 2021, as follows:

2022	$145
2023	$16
$161

Future minimum rental income in China and Thailand to be received from fiscal year 2021 to fiscal year 2022 on non-cancellable operating leases is contractually due as of June 30, 2020, as follows:

2021	$120
2022	$114
$234

Sales-type lease which the Company is the lessor arise from lease of four units Chiller System. The Company classifies its lease arrangements at inception of the arrangement. The lease term is 3 years, contains an automatic transfer of title at the end of the lease term and a guarantee of residual value at the end of the lease term. The customer is required to pay for executory cost such as taxes.

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of four units of chiller systems are as follows:

June 30,
Components of Lease Balances	2021
Assets
Gross financial sales receivable	$65
Unearned finance income	(7)
Financed Sales Receivable	$58

Net financed sales receivables due within one year	$19
Net financed sales receivables due after one year	$39

As of June 30, 2021, the financed sale receivables had a weighted average effective interest rate of 13.2% and weighted average remaining lease term of 2.75 years.

Company as Lessee

The Company has operating leases for corporate offices and research and development facilities with remaining lease terms of one year to three years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases is as follows (in thousands):

		June 30,
Components of Lease Balances	Classification	2021
Assets
Operating lease assets	Right-of-use asset-operating, net	$1,876
Finance lease assets	Property, plant & equipment	1,413
Accumulated amortization Right-of-use asset		(1,199)
Assets	Property, plant & equipment	$214
Total Leased Assets		$2,090

Liabilities
Operating Lease Liabilities
Current portion	Current portion of lease liability- operating	$672
Long-term portion	Lease liability- operating, net of current portion	1,204
Total Operating Lease Liabilities		$1,876
Finance Lease Liabilities
Current portion of finance leases	Current portion of lease liability- finance	$197
Net of current portion of finance leases	Lease liability- finance, net of current portion	253
Total Finance Lease Liabilities		$450

Total Lease Liabilities		$2,326

	3 Months Ended	12 Months Ended
Lease Cost	June 30, 2021
Finance lease cost:
Interest on lease liabilities	7	$42
Amortization of right-of-use asset	74	334
Total Finance Lease Cost	81	376

Operating Lease Costs	$199	$765

Other information related to leases was as follows (in thousands except lease term and discount rate):
June 30,
2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(40)
Operating cash flows from operating leases	$(764)
Right-of-use assets obtained in exchange for new operating lease liabilities	$932

Weighted average remaining lease term (years):
Finance leases	2.72
Operating leases	3.09
Weighted average discount rate:
Finance leases	3.56
Operating leases	4.60

As of June 30, 2021, the maturities of the Company's operating and finance lease liabilities were as follow:
	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2022	748	218
2023	537	137
2024	313	111
2025	291	22
Thereafter	156	-
Total future minimum lease payments	$2,045	$488
Less: amount representing interest	(169)	(38)
Present value of net minimum lease payments	1,876	450

Presentation on statement of financial position
Current	$672	$197
Non-Current	$1,204	$253

As of June 30, 2020, the maturities of the Company's operating and finance lease liabilities were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2021	509	265
2022	317	211
2023	168	133
2024	-	107
Thereafter	-	20
Total future minimum lease payments	$994	$736
Less: amount representing interest	(50)	(70)
Present value of net minimum lease payments	944	666

Presentation on statement of financial position
Current	$477	$231
Non-Current	$467	$435

26. NONCONTROLLING INTEREST

In accordance with the provisions of ASC Topic 810, the Company has classified the noncontrolling interest as a component of stockholders’ equity in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated financial statements.

Noncontrolling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia Sdn. Bhd., 45% interest in SHI International Pte. Ltd., and 24% interest in Prestal Enterprise Sdn. Bhd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to noncontrolling interest:

	For the Year Ended June 30,
Noncontrolling interest	2021	2020
Beginning balance	$1,180	$1,195
Net (loss)/ income	(564)	238
Dividend declared by a subsidiary	(189)	(235)
Translation adjustment	(8)	(18)
Ending balance	$419	$1,180

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

During fiscal 2021, the Company received approval from the Small Business Administration (SBA) that the full loan of $121 had been forgiven. The forgiveness of the PPP loan has been included as a separate line under disclosure note Other income, net.