Form 10-Q
period 2021-09-30
TRIO-TECH INTERNATIONAL
filed 2021-11-15
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 1, 2021, there were 3,913,055 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and June 30, 2021	4
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income/ (Loss) for the Three Months Ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	5
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	7
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	8
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	49

Part II.	Other Information

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50

Signatures		51

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,173	$5,836
Short-term deposits	5,925	6,651
Trade accounts receivable, less allowance for doubtful accounts of $308 and $311, respectively	9,403	8,293
Other receivables	692	662
Inventories, less provision for obsolete inventories of $685 and $679, respectively	2,410	2,080
Prepaid expenses and other current assets	1,315	418
Financed sales receivable	20	19
Total current assets	24,938	23,959
NONCURRENT ASSETS:
Deferred tax assets	226	217
Investment properties, net	661	681
Property, plant and equipment, net	9,333	9,531
Operating lease right-of-use assets	2,901	1,876
Other assets	296	262
Financed sales receivable	34	39
Restricted term deposits	1,722	1,741
Total noncurrent assets	15,173	14,347
TOTAL ASSETS	$40,111	$38,306

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$249	$72
Accounts payable	3,224	3,702
Accrued expenses	3,872	3,363
Income taxes payable	457	314
Current portion of bank loans payable	438	439
Current portion of finance leases	180	197
Current portion of operating leases	869	672
Total current liabilities	9,289	8,759
NONCURRENT LIABILITIES:
Bank loans payable, net of current portion	1,489	1,621
Finance leases, net of current portion	211	253
Operating leases, net of current portion	2,033	1,204
Income taxes payable	326	385
Deferred taxes liabilities	30	-
Other noncurrent liabilities	29	31
Total noncurrent liabilities	4,118	3,494
TOTAL LIABILITIES	$13,407	$12,253

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,913,055 shares issued outstanding as at September 30 and June 30, 2021	$12,178	$12,178
Paid-in capital	4,245	4,233
Accumulated retained earnings	7,741	6,824
Accumulated other comprehensive income-translation adjustments	2,117	2,399
Total Trio-Tech International shareholders' equity	26,281	25,634
Noncontrolling interest	423	419
TOTAL EQUITY	$26,704	$26,053
TOTAL LIABILITIES AND EQUITY	$40,111	$38,306

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2021	2020
Revenue
Manufacturing	$3,562	$2,625
Testing services	4,600	2,954
Distribution	1,998	1,258
Real estate	11	4
	10,171	6,841
Cost of Sales
Cost of manufactured products sold	2,434	1,937
Cost of testing services rendered	2,883	2,322
Cost of distribution	1,656	1,047
Cost of real estate	19	17
	6,992	5,323

Gross Margin	3,179	1,518

Operating Expenses:
General and administrative	1,980	1,660
Selling	147	111
Research and development	82	75
Gain on disposal of property, plant and equipment	-	(1)
Total operating expenses	2,209	1,845

Income/(Loss) from Operations	970	(327)

Other Income/(Expenses)
Interest expenses	(28)	(37)
Other income, net	161	211
Total other income	133	174

Income/(Loss) from Continuing Operations before Income Taxes	1,103	(153)

Income Tax Expenses	(180)	(7)

Income/(Loss) from Continuing Operations before Noncontrolling Interest, Net of Tax	923	(160)

Discontinued Operations
Income/(Loss) from discontinued operations, net of tax	5	(6)
NET INCOME/(LOSS)	928	(166)

Less: Net income/(loss) attributable to the noncontrolling interest	11	(158)
Net Income/(Loss) Attributable to Trio-Tech International Common Shareholders	$917	$(8)

Amounts Attributable to Trio-Tech International Common Shareholders:
Income/(Loss) from continuing operations, net of tax	914	(5)
Income/(Loss) from discontinued operations, net of tax	3	(3)
Net Income/(Loss) Attributable to Trio-Tech International Common Shareholders	$917	$(8)

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.23	$-
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.23	$-

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.23	$-
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.23	$-

Weighted average number of common shares outstanding
Basic	3,913	3,686
Dilutive effect of stock options	94	18
Number of shares used to compute earnings per share diluted	4,007	3,704

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2021	2020
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income/(loss)	928	(166)
Foreign currency translation, net of tax	(289)	640
Comprehensive Income	639	474
Less: Comprehensive income/(loss) attributable to the noncontrolling interests	4	(122)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$635	$596

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

Three Months ended September 30, 2021

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Interest	Total

Balance at June 30, 2021	3,913	12,178	4,233	6,824	2,399	419	26,053
Stock option expenses	-	-	12	-	-	-	12
Net income	-	-	-	917	-	11	928
Translation adjustment	-	-	-	-	(282)	(7)	(289)
Balance at Sept. 30, 2021	3,913	12,178	4,245	7,741	2,117	423	26,704

Three Months ended September 30, 2020

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2020	3,673	11,424	3,363	8,036	1,143	1,180	25,146
Stock option expenses	-	-	6	-	-	-	6
Net loss	-	-	-	(8)	-	(158)	(166)
Dividend declared by subsidiary	-	-	-	-	-	(122)	(122)
Exercise of stock option	13	34	-	-	-	-	34
Translation adjustment	-	-	-	-	604	36	640
Balance at Sept. 30, 2020	3,686	11,458	3,369	8,028	1,747	936	25,538

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income/ (loss)	$928	$(166)
Adjustments to reconcile net income/(loss) to net cash flow provided by operating activities
Depreciation and amortization	709	702
Addition of provision for obsolete inventories	11	6
Stock option expense	12	6
Bad debt recovery	(2)	(5)
Accrued interest expense, net accrued interest income	16	-
Payment of interest portion of finance lease	(6)	(10)
Gain on sale of property, plant and equipment - continuing operations	-	(1)
Deferred tax expense/ (benefit)	18	(19)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(1,105)	219
Other receivables	(30)	93
Other assets	(52)	(67)
Inventories	(362)	67
Prepaid expenses and other current assets	(893)	71
Accounts payable and accrued expenses	68	(236)
Income taxes payable	123	(23)
Operating lease liabilities	(146)	(174)
Net Cash (Used in) / Provided by Operating Activities	(711)	463

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	664	-
Short-term advances	-	(6)
Additions to property, plant and equipment	(438)	(87)
Net Cash Provided by / (Used in) Investing Activities	226	(93)

Cash Flow from Financing Activities
Payment on lines of credit	(301)	(174)
Payment of bank loans	(107)	(103)
Payment of finance leases	(53)	(54)
Dividends paid on noncontrolling interest	-	(122)
Proceeds from exercising stock options	-	34
Proceeds from lines of credit	478	-
Proceeds from bank loans	-	208
Net Cash Provided by / (Used in) Financing Activities	17	(211)

Effect of Changes in Exchange Rate	(214)	575

Net (decrease) / increase in cash, cash equivalents, and restricted cash	(682)	734
Cash, cash equivalents, and restricted cash at beginning of period	7,577	5,810
Cash, cash equivalents, and restricted cash at end of period	$6,895	$6,544

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$122	$67
Income taxes	$52	$45

Reconciliation of cash, cash equivalents, and restricted cash
cash	5,173	4,849
Restricted Term deposits in noncurrent assets	1,722	1,695
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$6,895	$6,544

See notes to condensed consolidated financial statements.

Amounts included in restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions and serve as collateral for public utility agreements such as electricity and water. Restricted deposits are classified as noncurrent assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of fiscal year 2022, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd.	55%	Penang and Selangor,
(55% owned by Trio-Tech International Pte. Ltd.)		Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant)	55%	Singapore
(55% owned by Trio-Tech International Pte. Ltd)
PT SHI Indonesia (Dormant)	55%	Batam, Indonesia
(100% owned by SHI International Pte. Ltd.)
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2021. The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of September 30, 2021 and through the Quarterly Report dated November 15, 2021 using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended September 30, 2021, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements. As of September 30, 2021, the Company had cash and cash equivalents and short-terms deposits totaling $11,098 and unused lines of credit of $5,397. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2021.

Basis of Presentation and Summary of Significant Accounting Policies

The Company’s core businesses — testing services, manufacturing and distribution — operate in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

All dollar amounts in the consolidated financial statements and in the notes herein are presented in thousands of United States dollars (US$’000) unless otherwise designated.

Liquidity — The Company earned net income attributable to common shareholders of $917 and incurred net loss attributable to common shareholders of $8 for the 3 months ended September 30, 2021, and September 30, 2020, respectively.

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

Revenue Recognition — The Company follows ASU No. 2014-09, ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

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

Revenue derived from testing services is recognized when testing services are rendered. Revenue generated from sale of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of ownership have been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured. Certain customers can request for installation and training services to be performed for certain products sold in the manufacturing segment. These services are mainly for helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well and these do not significantly modify the product. The Company recognizes the revenue at a point in time when the Company has satisfied its performance obligation.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of September 30, 2021, and June 30, 2021.

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

Restricted Term Deposits — The Company held certain term deposits in the Singapore and Malaysia operations which were considered restricted, as they were held as security against certain facilities granted by the financial institutions

Inventories — Inventories in the Company’s manufacturing and distribution segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market value. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid fluctuations in demand. Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

Property, Plant and Equipment and Investment Properties — Property, plant and equipment and investment properties are stated at cost, less accumulated depreciation and amortization. Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is shorter, using the straight-line method.

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

The Company evaluates the long-lived assets, including property, plant and equipment and investment property, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in the stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis if there is significant adverse change.

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

As part of applying the transition method, the Company has elected to apply the package of transition practical expedients within the new guidance. As required by the new standard, these expedients have been elected as a package and are consistently applied across the Company’s lease portfolio. Given this election, the Company need not reassess:

•	whether any expired or existing contracts are or contain leases;
•	the lease classification for any expired or existing leases;
•	treatment of initial direct costs relating to any existing leases.

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

Leases - Company as Lessor

All the leases under which the Company is the lessor will continue to be classified as operating leases and sales-type lease under the new standard. The new standard did not have a material effect on our consolidated financial statements and will not have a significant change in our leasing activities.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $16,319 and $16,683 at September 30, 2021, and June 30, 2021 respectively.

Stock-based compensation — The Company calculates compensation expense related to stock option awards made to employees and directors based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of our stock option awards using the Black-Scholes option pricing model and for awards without performance conditions, the related stock-based compensation is recognized over the period in which a participant is required to provide service in exchange for the stock-based award, which is generally four years. The Company recognizes stock-based compensation expense in the consolidated statements of shareholders' equity based on awards ultimately expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Determining the fair value of stock-based awards at the grant date requires significant judgment. The determination of the grant date fair value of stock-based awards using the Black-Scholes option pricing model is affected by our estimated common stock fair value as well as other subjective assumptions including the expected term of the awards, the expected volatility over the expected term of the awards, expected dividend yield and risk-free interest rates. The assumptions used in our option pricing model represent management’s best estimates and are as follows:

•	Fair Value of Common Stock. We determined the fair value of each share of underlying common stock based on the closing price of our common stock on the date of grant.
•	Expected Term. The expected term of employee stock options reflects the period for which we believe the option will remain outstanding based on historical experience and future expectations.
•	Expected Volatility. We base expected volatility on our historical information over a similar expected term.

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

Investments — The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this Variable Interest Entity (“VIE”) determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. A new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, the variable interest holder who has the power to direct the VIE’s most significant activities is determined to be the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

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

Loan Receivables from Property Development Projects — The loan receivables from property development projects are classified as current assets, carried at face value, and are individually evaluated for impairment. The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

Other new pronouncements issued but not yet effective until after September 30, 2021, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	TERM DEPOSITS

	Sep. 30, 2021 (Unaudited)	June 30, 2021
Short-term deposits	$5,997	$6,353
Currency translation effect on short-term deposits	(72)	298
Total short-term deposits	5,925	6,651
Restricted term deposits	1,743	1,682
Currency translation effect on restricted term deposits	(21)	59
Total restricted term deposits	1,722	1,741
Total term deposits	$7,647	$8,392

Restricted deposits represent the amount of cash pledged to secure loans payable to financial institutions and serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as noncurrent assets, as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.	TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believed the allowance for doubtful accounts as of September 30, 2021, and June 30, 2021, was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30, 2021 (Unaudited)	June 30, 2021
Beginning	$311	$314
Additions charged to expenses	-	5
Recovered	(2)	(14)
Write-off	-	(16)
Currency translation effect	(1)	22
Ending	$308	$311

5.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd.’s (“TTCQ”)’s loan receivables from property development projects in China as of September 30, 2021.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	309
Less: allowance for doubtful receivables		(2,000)	(309)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	773
Less: transfer – down-payment for purchase of investment property		(5,000)	(773)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $309, arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China, in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $309 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the quarter ended September 30, 2021, or for the fiscal year ended June 30, 2021. TTCQ is in the legal process of recovering the outstanding amount of $309.

The loan amounting to RMB5,000, or approximately $773 arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China, in fiscal 2011. The amount was unsecured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

6.	INVENTORIES

Inventories consisted of the following:

	Sept. 30, 2021 (Unaudited)	June 30, 2021

Raw materials	$1,436	$1,152
Work in progress	1,436	1,218
Finished goods	250	325
Less: provision for obsolete inventories	(685)	(679)
Currency translation effect	(27)	64
	$2,410	$2,080

The following table represents the changes in provision for obsolete inventories:

	Sept. 30, 2021 (Unaudited)	June 30, 2021

Beginning	$679	$678
Additions charged to expenses	11	13
Usage – disposition	-	(28)
Currency translation effect	(5)	16
Ending	$685	$679

7.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2021. The exchange rate is based on the market rate as of September 30, 2021.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2019	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2020	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(38)
Gross investment in rental property		9,649	1,491
Accumulated depreciation on rental property	Sep 30, 2021	(7,161)	(1,097)
Reclassified as “Assets held for sale” - MaoYe Property	July 01, 2019	2,822	410
Reclassification from “Assets held for sale” - MaoYe Property	Mar 31, 2020	(1,029)	(143)
		(5,368)	(830)
Net investment in properties – China		4,281	661

The following table presents the Company’s investment in properties in China as of June 30, 2021. The exchange rate is based on the market rate as of June 30, 2021.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	Jul 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(36)
Gross investment in rental property		9,649	1,493
Accumulated depreciation on rental property	Jun 30, 2021	(7,040)	(1,079)
Reclassified as “Assets held for sale” - Mao Ye Property	Jul 01, 2019	2,822	410
Reclassification from “Assets held for sale” - Mao Ye Property	Mar 31, 2020	(1,029)	(143)
		(5,247)	(812)
Net investment in properties – China		4,402	681

Rental Property I - MaoYe Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB5,554, or approximately $894.

TTCQ signed a new lease agreement to rent out the 403 square meter space at a monthly rate of RMB14, or approximately $2, from September 1, 2021 to February 28, 2022.

Property purchased from MaoYe generated a rental income of $2 during the three months ended September 30, 2021, as compared to $nil for the same period in last fiscal year.

Depreciation expense for MaoYe was $4 for the three months ended September 30, 2021 and 2020, respectively.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB3,600, or approximately $580. TTCQ had yet to receive the title deed for these properties. TTCQ was in the legal process of obtaining the title deed until the developer encountered cash flow difficulties in the recent years. Since then, JiangHuai has been under liquidation and is now undergoing asset distribution. Nonetheless, this is not expected to affect the property’s market value but, in view of the COVID-19 pandemic and current economic situation, it is likely to be more tedious and time-consuming for the court in their execution of the sale.

Property purchased from JiangHuai did not generate any rental income for the three months ended September 30, 2021 and 2020.

Depreciation expense for JiangHuai was $7 and $6 for the three months ended September 30, 2021 and 2020, respectively.

Rental Property III – FuLi

In fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“office space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $622. The development was completed, the property was handed over to TTCQ in April 2013 and the title deed was received during the third quarter of fiscal 2014.

One of the two commercial properties was leased from TTCQ by a third party under a two-year lease to rent out the 154.49 square meter space at a monthly rate of RMB9, or approximately $1, commencing from May 21, 2021, to May 23, 2023.

For the other leased property, TTCQ renewed the lease agreement to rent out the 161 square meter space at a monthly rate of RMB10, or approximately $1, from November 1, 2019, to October 31, 2020. After which, TTCQ renewed the lease agreement at a monthly rate of RMB10, or approximately $1, from November 1, 2020, to April 30, 2021, and May 1, 2021, to October 31, 2021.

Properties purchased from FuLi generated a rental income of $9 for the three months ended September 30, 2021, and $4 for the same period in the last fiscal year.

Depreciation expense for FuLi was $8 and $7 for the three months ended September 30, 2021 and 2020, respectively.

Summary

Total rental income for all investment properties in China was $11 for the three months ended September 30, 2021, and $4 for the same period in the last fiscal year.

Depreciation expenses for all investment properties in China were $19 and $17 for the three months ended September 30, 2021, and the same period in the last fiscal year, respectively.

8.	OTHER ASSETS

Other assets consisted of the following:

	Sept. 30, 2021 (Unaudited)	June 30, 2021
Down payment for purchase of investment properties *	$-	$-
Down payment for purchase of property, plant and equipment	140	372
Deposits for rental and utilities	163	160
Asset in transit	12	-
Currency translation effect	(19)	(270)
Total	$296	$262

*Down payment for purchase of investment properties included:

	RMB	US Dollars
Original investment (10% of Jun Zhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	773
Interest Receivable	1,250	193
Less: Impairment of Interest	(906)	(140)
Transferred to Down Payment (Note *b)	5,344	826
* Down Payment for purchase of investment properties	10,207	1,607
Less: Provision of Impairment loss on other assets	(10,207)	(1,607)
* Down Payment for Purchase of Investment Properties	-	-

a)

In fiscal year 2011, the Company signed a Joint Venture agreement (“agreement”) with Jia Sheng Property Development Co. Ltd. (“Developer”) to form a new company, Jun Zhou Co., Limited (“Joint Venture” or “Jun Zhou”) to joint develop the “Singapore Themed Park” project (the “project”), where the Company paid RMB10 million for the 10% investment in the joint venture. The Developer paid Company a management fee of RMB5 million in cash upon signing of the agreement with a remaining fee of RMB5 million payable upon fulfillment of certain conditions in accordance with the agreement. The Company further reduced its investment by RMB137, or approximately $22 towards the losses from operations incurred by the joint venture.

In fiscal year 2014, the Company disposed its entire 10% interest in the joint venture. The Company recognized the disposal of its 10% investment in Jun Zhou based on the recorded net book value of RMB5 million, or equivalent to $803, from net considerations paid, in accordance with US GAAP under ASC Topic 845 Nonmonetary Consideration, and it’s presented under “Other Assets” as noncurrent assets to defer the recognition of the gain on the disposal of the 10% interest in the joint venture investment until such time that the consideration is paid, so that the gain can be ascertained.

b)

Amounts of RMB5,000 or approximately $773 as disclosed in Note 5, plus the interest receivable on Long-term loan receivable of RMB1,250 or approximately $193, and impairment on interest of RMB 906 or approximately $140.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Singapore Themed Resort Project. The initial targeted date of completion was in fiscal year 2017. Based on discussion with the developers, the completion date is currently estimated to be December 31, 2022. The delay was primarily due to the time needed by the developers to work with various parties to inject sufficient funds into this project, especially during the COVID-19 pandemic

During the fourth quarter of 2021, The Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on shop lots in the Singapore Theme Resort Project in Chongqing, China, which the impairment loss translated based on the exchange rate used in the fiscal year 2021. The Company accounted for this non-cash impairment charge because of increased uncertainties regarding the project’s viability given the developer’s weakening financial condition as well as uncertainties arising from the negative real estate environment in China, implementation of control measures on real estate lending and its relevant government policies, together with effects of the ongoing pandemic.

9.	LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of September 30, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.2% and LIBOR rate +1.25%	-	$4,187	$4,187
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$1,102	$853
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$357	$357

As of June 30, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.2% and LIBOR rate +1.25%	-	$4,237	$4,237
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$1,115	$1,043
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$361	$361

10.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Sept. 30, 2021 (Unaudited)	June 30, 2021
Payroll and related costs	$1,560	$1,362
Commissions	83	51
Customer deposits	44	45
Legal and audit	346	321
Sales tax	31	9
Utilities	92	91
Warranty	16	14
Accrued purchase of materials and property, plant and equipment	435	144
Provision for reinstatement	308	290
Deferred income	70	67
Contract liabilities	603	628
Other accrued expenses	318	279
Currency translation effect	(34)	62
Total	$3,872	$3,363

11.	ASSURANCE WARRANTY ACCRUAL

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

	Sept. 30, 2021 (Unaudited)	June 30, 2021
Beginning	$14	$12
Additions charged to cost and expenses	2	7
Reversal	-	(4)
Currency translation effect	-	(1)
Ending	$16	$14

12.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Sept. 30, 2021 (Unaudited)	June 30, 2021
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (3.60% at September 30, 2021, and June 30, 2021, respectively) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,590 and $2,579, as at September 30, 2021, and June 30, 2021, respectively.	1,764	1,885

Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	163	175

Total bank loans payable	$1,927	$2,060

Current portion of bank loans payable	444	428
Currency translation effect on current portion of bank loans	(6)	11
Current portion of bank loans payable	438	439
Long-term portion of bank loans payable	1,510	1,564
Currency translation effect on long-term portion of bank loans	(21)	57
Long-term portion of bank loans payable	$1,489	$1,621

Future minimum payments (excluding interest) as at September 30, 2021, were as follows:

Remainder of fiscal 2022	$438
2023	455
2024	391
2025	200
2026	167
Thereafter	276
Total obligations and commitments	$1,927

Future minimum payments (excluding interest) as at June 30, 2021, were as follows:

2022	$439
2023	457
2024	462
2025	208
2026	171
Thereafter	323
Total obligations and commitments	$2,060

13.	COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has no capital commitments as at September 30, 2021, as compared to capital commitment of $93 as at June 30, 2021.

Trio-Tech (SIP) Co., Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB5,799, or approximately $1,378, as at September 30, 2021, as compared to no capital commitment as at June 30, 2021. These commitments arise due to a new project that is under negotiation between the long-term customer and Trio-Tech (SIP) Co., Ltd. As of the date of this report, the negotiation of the terms and conditions with the customer is still on-going.

Trio-Tech (Tianjin) Co., Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB284, or approximately $68, as at September 30, 2021, as compared to no capital commitment as at June 30, 2021.

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

The Company recognizes revenue at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether the control has transferred by considering several indicators, including:

• whether the Company has a present right to payment;

• the customer has legal title;

• the customer has physical possession;

• the customer has significant risk and rewards of ownership; and

• the customer has accepted the product, or whether customer acceptance is considered a formality based on history of acceptance of similar products (for example, when the customer has previously accepted the same equipment, with the same specifications, and when we can objectively demonstrate that the tool meets all the required acceptance criteria, and when the installation of the system is deemed perfunctory).

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

Terms of contract that may indicate potential variable consideration include warranty, late delivery penalty and reimbursement to solve nonconformance issues for rejected products. Based on historical and recent data trends, it is concluded that these terms of the contract do not represent potential variable consideration. The transaction price is not contingent on the occurrence of any future event.

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

All intersegment revenue was from the manufacturing segment to the testing and distribution segments. Total intersegment revenue was $92 for the three months ended September 30, 2021, as compared to $381 for the same period in the last fiscal year.  Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the three months ended September 30, 2021, and September 30, 2020:

Business Segment Information:

	Three Months Ended Sept. 30,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2021	$3,562	300	18,558	103	60
	2020	$2,625	(18)	10,383	106	67

Testing Services	2021	4,600	536	18,363	585	377
	2020	2,954	(337)	20,848	579	20

Distribution	2021	1,998	254	1,288	2	-
	2020	1,258	124	758	-	-

Real Estate	2021	11	(23)	1,588	19	1
	2020	4	(27)	3,722	17	-

Fabrication	2021	-	-	-	-	-
Services *	2020	-	-	25	-	-

Corporate &	2021	-	(97)	314	-	-
Unallocated	2020	-	(69)	92	-	-

Total Company	2021	$10,171	970	40,111	709	438
	2020	$6,841	(327)	35,828	702	87

* Fabrication services is a discontinued operation.

15.	OTHER INCOME

Other income consisted of the following:

	Three Months Ended September 30,
	2021	2020
Interest income	22	40
Other rental income	29	21
Exchange gain/(loss)	34	(44)
Bad debt recovery	2	5
Dividend income	-	2
Government grant	70	154
Other miscellaneous income	4	33
Total	$161	$211

During the first quarter of fiscal year 2022, the Company received government grants amounting to $70, of which $42 were the financial assistance received from the Malaysia and Thailand governments amid the COVID-19 pandemic.

During the first quarter of fiscal year 2021, the Company received government grants of $154 from the local government in the Singapore and Malaysia operations, of which $142 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in fiscal year 2018, and reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limited the deduction of interest expense for certain companies. The Act is a fundamental change to the taxation of multinational companies, including a shift from a system of worldwide taxation with some deferral elements to a territorial system, current taxation of certain foreign income, a minimum tax on low tax foreign earnings, and new measures to curtail base erosion and promote U.S. production.

Due to the enactment of the Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense is $23 and $Nil for the period ended September 30, 2021 and September 30, 2020, respectively.

The Company's income tax expense was $180 and $7 for the three months ended September 30, 2021, and September 30, 2020, respectively. Our effective tax rate (“ETR”) from continuing operations was 16% and 5% for the quarter ended September 30, 2021, and September 30, 2020, respectively. The increase in income tax expense and effective tax rate was due to the following:

1.

The Singapore operations incurred higher income tax due to higher income generated in period ended September 30, 2021 compared to same period last fiscal year coupled with tax benefit, which was fully utilized in the last fiscal year.

2.	The Thailand operation incurred higher income tax due to higher income generated in period ended September 30, 2021 compared to same period last fiscal year.
3.	The Company recognized $23 of GILTI tax expenses in period ended September 30,2021 due to higher income derived from controlled foreign corporation.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at September 30, 2021.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.

	Sept. 30, 2021 (Unaudited)	Jun 30, 2021
Trade Accounts Receivable	9,403	8,293
Accounts Payable	3,224	3,702
Contract Assets	216	337
Contract Liabilities	603	628

Remaining Performance Obligation

As at September 30, 2021, the Company had $505 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, majority of this amount is expected to be recognized as revenue over the next two years.

Refer to Note 14 “Business Segments” of the Notes to Condensed Consolidated Financial Statements for information related to revenue.

18.	EARNINGS PER SHARE

As at September 30, 2021, the Company had $505 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, the majority of this amount is expected to be recognized as revenue over the next two years.

Options to purchase 751,000 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of September 30, 2020. 17,714 stock options were included in the computation of diluted EPS for the three months ended September 30, 2020, because they were dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended
	September 30,
	2021 (Unaudited)	2020 (Unaudited)
Income / (Loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$914	$(5)
Income/ (Loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	3	(3)
Net Income / (Loss) attributable to Trio-Tech International common shareholders	$917	$(8)

Weighted average number of common shares outstanding - basic	3,913	3,686
Dilutive effect of stock options	94	18
Number of shares used to compute earnings per share – diluted	4,007	3,704

Basic earnings per share from continuing operations attributable to Trio-Tech International	0.23	-

Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.23	$-

Diluted earnings per share from continuing operations attributable to Trio-Tech International	0.23	-

Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.23	$-

19.	STOCK OPTIONS

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following assumptions, assuming:

●

An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since our equity shares have been publicly traded for only a limited period of time and we did not have sufficient historical exercise data at the grant date of the options;

●	A risk-free interest rate varying from 0.11% to 2.35% (2021: 0.30% to 2.35%);
●	no expected dividend payments; and
●	expected volatility of 45.38% to 55.59%.

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

During the first quarter of fiscal year 2021, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the three-month period ended September 30, 2021. The Company recognized $12 stock-based compensation expenses during the three months ended September 30, 2021.

During the first quarter of fiscal year 2020, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the three-month period ended September 30, 2020. The Company recognized $6 stock-based compensation expenses during the three months ended September 30, 2020.

As of September 30, 2021, there were vested stock options granted under the 2017 Employee Plan covering a total of 164,750 shares of Common Stock. The weighted average exercise price was $4.35 and the weighted average remaining contractual term was 2.49 years.

As of September 30, 2020, there were vested stock options granted under the 2017 Employee Plan covering a total of 98,000 shares of Common Stock. The weighted average exercise price was $4.44 and the weighted average remaining contractual term was 3.16 years.

A summary of option activities under the 2017 Employee Plan during the three months period ended September 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	267,000	$4.21	3.22	$290
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2021	267,000	4.21	2.97	170
Exercisable at September 30, 2021	164,750	4.35	2.49	$100

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2021, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2021	102,250	$2.29
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2021	102,250	$2.29

A summary of option activities under the 2017 Employee Plan during the three months period ended September 30, 2020, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	196,000	$3.92	3.72	$36
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	196,000	3.92	3.47	62
Exercisable at September 30, 2020	98,000	4.44	3.16	$18

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2020, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2020	98,000	$3.39
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2020	98,000	$3.39

2007 Employee Stock Option Plan

The 2007 Employee Plan terminated by its terms on September 24, 2017, and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the three months ended September 30, 2021, and September 30, 2020 respectively.

There were no options exercised during the three months ended September 30, 2021, and September 30, 2020. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2021, and September 30, 2020.

As of September 30, 2021, there were vested stock options granted under the 2007 Employee Plan covering a total of 37,500 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average remaining contractual term was 0.49 years.

As of September 30, 2020, there were vested stock options granted under the 2007 Employee Plan covering a total of 77,500 shares of Common Stock. The weighted-average exercise price was $3.69 and the weighted average remaining contractual term was 0.96 years.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2021	37,500	$4.14	0.75	$34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2021	37,500	$4.14	0.49	$3
Exercisable at September 30, 2021	37,500	$4.14	0.49	$3

There were no non-vested employee stock options during the three months ended September 30, 2021.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30, 2020, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	77,500	$3.69	1.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	77,500	$3.69	0.96	$6
Exercisable at September 30, 2020	77,500	$3.69	0.96	$6

There were no non-vested employee stock options during the three months ended September 30, 2020.

2017 Directors Equity Incentive Plan

The 2017 Directors Plan initially covered an aggregate of 300,000 shares of the Company’s common stock. The Company’s board of directors approved an amendment to the 2017 Directors Plan in September 2020 to increase the shares covered thereby from 300,000 shares to an aggregate of 600,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2020. The 2017 Directors Plan permits the grant of options to its directors in the form of nonqualified options and restricted stock. The exercise price of the nonqualified options is required to be 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are exercisable immediately as of the grant date.

During the first quarter of fiscal year 2022, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the three months ended September 30, 2021. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2021.

During the first quarter of fiscal year 2021, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the three months ended September 30, 2020. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2020.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of September 30, 2021.

As of September 30, 2021, there were vested stock options granted under the 2017 Directors Plan covering a total of 320,000 shares of Common Stock. The weighted average exercise price was $4.27 and the weighted average remaining contractual term was 2.97 years.

As of September 30, 2020, there were vested stock options granted under the 2017 Directors Plan covering a total of 240,000 shares of Common Stock. The weighted average exercise price was $3.93 and the weighted average remaining contractual term was 3.49 years.

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	320,000	$4.27	3.22	$340
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2021	320,000	4.27	2.97	210
Exercisable at September 30, 2021	320,000	4.27	2.97	$210

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2020, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	240,000	$3.93	3.75	$48
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	240,000	3.93	3.49	82
Exercisable at September 30, 2020	240,000	3.93	3.49	$82

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Directors Plan permitted the issuance of options to directors.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Directors Plan during the three months ended September 30, 2021, and September 30, 2020.

There were no stock option exercised during the three months ended September 30, 2021. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2021.

12,500 stock options were exercised during the three months ended September 30, 2020. The Company did not recognize any stock-based compensation expenses during the three months ended September 30, 2020.

As of September 30, 2021, there were vested stock options granted under the 2007 Directors Plan covering a total of 50,000 shares of Common Stock. The weighted average exercise price was $4.14 and the weighted average remaining contractual term was 0.49 years.

As of September 30, 2020, there were vested stock options granted under the 2007 Directors Plan covering a total of 237,500 shares of Common Stock. The weighted average exercise price was $3.36 and the weighted average remaining contractual term was 0.61 years.

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	50,000	$4.14	0.75	$45
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2021	50,000	$4.14	0.49	$4
Exercisable at September 30, 2021	50,000	$4.14	0.49	$4

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2020, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	250,000	$3.32	0.83	$22
Granted	-	-	-	-
Exercised	(12,500)	2.69	-	11
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	237,500	$3.36	0.61	$51
Exercisable at September 30, 2020	237,500	$3.36	0.61	$51

20.	LEASES

Company as Lessor

Operating leases where we are lessor arise from the leasing of the Company’s commercial and residential real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $18 and $17 for 3 months ended September 30, 2021, and September 30, 2020 respectively.

Future minimum rental income in China and Thailand to be received from fiscal year 2022 to fiscal year 2023 on noncancelable operating leases is contractually due as follows as of September 30, 2021:

Remainder of fiscal 2022	$110
Fiscal 2023	$12
$122

Future minimum rental income in China and Thailand to be received from fiscal year 2022 to fiscal year 2023 on noncancelable operating leases is contractually due as follows as of June 30, 2021:

Fiscal 2022	$145
Fiscal 2023	$16
$161

Sales-type leases under which the Company is the lessor arise from the lease of four units of chiller systems. The Company classifies its lease arrangements at inception of the arrangement. The lease term is 3 years, contains an automatic transfer of title at the end of the lease term and a guarantee of residual value at the end of the lease term. The customer is required to pay for executory cost such as taxes.

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of four units of chiller systems are as follows:

Components of Lease Balances	September 30,
2021
Assets
Gross financial sales receivable	$60
Unearned finance income	(6)
Financed sales receivable	$54

Net financed sales receivables due within one year	$20
Net financed sales receivables due after one year	$34

As of September 30, 2021, the financed sale receivables had a weighted average effective interest rate of 13.2% and weighted average remaining lease term of 2.5 years.

Company as Lessee

The Company (or an affiliate) is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of 1 year to 3 years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30,
2021
(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	1,832
Accumulated depreciation	1,043
Plant and equipment, net	789

Current portion of finance leases	180
Net of current portion of finance leases	211
Total finance lease liabilities	391

Operating Leases (Corporate offices, Research and development facilities)
Operating lease right-of-use assets	2,901

Current portion of operating leases	869
Net of current portion of operating leases	2,033
Total operating lease liabilities	2,902

Lease Cost
Finance lease cost:
Interest on finance lease	6
Amortization of right-of -use asset	28
Total Finance Lease Cost	34

Operating Lease Costs	242

Other information related to leases was as follows (in thousands except lease term and discount rate):

September 30,
2021
(Unaudited)
Cash Paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(6)
Operating cash flows from operating leases	(146)
Finance cash flows from finance leases	(53)
Right-of-use assets obtained in exchange for new operating lease liabilities	-

Weighted average remaining lease term:
Finance leases	2.72
Operating leases	3.64
Weighted average Discount Rate:
Finance leases	3.56%
Operating leases	2.71%

		June 30,
Components of Lease Balances	Classification	2021
Assets
Operating lease assets	Right-of-use asset - operating, net	$1,876
Finance lease assets	Property, plant & equipment	1,413
Accumulated amortization		(1,199)
Right-of-use asset
Assets	Property, plant & equipment	$214
Total Leased Assets		$2,090

Liabilities
Operating Lease Liabilities
Current portion	Current portion of lease liability - operating	$672
Long-term portion	Lease liability - operating, net of current portion	1,204
Total Operating Lease Liabilities		$1,876
Finance Lease Liabilities
Current portion of finance leases	Current portion of lease liability - finance	$197
Net of current portion of finance leases	Lease liability - finance, net of current portion	253
Total Finance Lease Liabilities		$450

Total Lease Liabilities		$2,326

Lease Cost
Finance lease cost:
Interest on finance lease		7
Amortization of right-of -use asset		74
Total Finance Lease Cost		81

Operating Lease Costs		199

Other information related to leases was as follows (in thousands except lease term and discount rate):

June 30,
2021

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(40)
Operating cash flows from operating leases	$(764)
Right-of-use assets obtained in exchange for new operating lease liabilities	$932

Weighted average remaining lease term (years):
Finance leases	2.72
Operating leases	3.09
Weighted average discount rate:
Finance leases	3.56
Operating leases	4.60

As of September 30, 2021, the maturities of the Company's operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year	$	$
Remainder of 2022	763	195
2023	812	122
2024	559	97
2025	558	8
2026	438	-
Thereafter	72	-
Total future minimum lease payments	3,202	422
Less: amount representing interest	(300)	(31)
Present value of net minimum lease payments	2,902	391

Presentation on statement of financial position	$	$
Current	869	180
Noncurrent	2,033	211

As of June 30, 2021, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year	$	$
2022	748	218
2023	537	137
2024	313	111
2025	291	22
Thereafter	156	-
Total future minimum lease payments	2,045	488
Less: amount representing interest	(169)	(38)
Present value of net minimum lease payments	1,876	450

Presentation on statement of financial position	$	$
Current	672	197
Noncurrent	1,204	253

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2021 and 2020.

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

22.	CONCENTRATIONS OF CUSTOMERS

The Company had two major customer that accounted for the following revenue and trade account receivables:

	For the Three Months Ended Sep 30,
	2021	2020
Revenue
- Customer A	40.3%	29.0%
- Customer B	13.0%	11.8%

Trade Account Receivables
- Customer A	38.4%	33.1%
- Customer B	13.6%	5.3%

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Risk Factors” and “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

TTI generated approximately 99.9% of its revenue from its three core business segments in the test and measurement industry, i.e., manufacturing of test equipment, testing services and distribution of test equipment during the three months ended September 30, 2021. The Real Estate segment contributed only 0.1% to the total revenue during the three months ended September 30, 2021.

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

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the U.S., Europe, Taiwan and Japan. The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and other semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, LCD display panels and touch screen panels. Furthermore, our range of products are mainly targeted for industrial products rather than consumer products whereby the life cycle of the industrial products can last from three years to seven years.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of September 30, 2021, and through the date of filing of this Quarterly Report dated November 15, 2021 using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended September 30, 2021, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements.

As of September 30, 2021, the Company had cash and cash equivalents and short-term deposits totaling $11,098 and an unused line of credit of $5,397. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

While we have implemented safeguards and procedures to counter the impact of the COVID-19 pandemic, the full extent to which the pandemic has and will directly or indirectly impact us, including our business, financial condition, and result of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. This may include further mitigation efforts taken to contain the virus or treat its impact and the economic impact on local, regional, national and international markets although some of the countries had removed such policies. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by the governments or that we determine are in the best interests of our employees, customers, suppliers and stockholders.

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

Account Receivables and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. We generally do not require collateral from customers. We maintain our cash accounts at creditworthy financial institutions.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of September 30, 2021.

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

Investment

The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this Variable Interest Entity (“VIE”) determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, the variable interest holder, if any, who has the power to direct the VIE’s most significant activities is the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

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

We evaluate our long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis if there is significant adverse change.

While we have not identified any changes in circumstances requiring further impairment test in fiscal year 2021 other than the circumstances related to Singapore Theme Resort Project, we will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we may incur additional impairment charges.

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

During the fourth quarter of 2021, The Company recorded an impairment charge of $1,580 related to the doubtful recovery of a down payment on shop lots in the Singapore Theme Resort Project in Chongqing, China. The Company elected to take this non-cash impairment charge because of increased uncertainties regarding the project’s viability given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending and its relevant government policies, together with effects of the ongoing pandemic.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full allowance was provided as of September 30, 2021 and 2020.

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

Determining the fair value of stock-based awards at the grant date requires significant judgment. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by our estimated common stock fair value as well as other subjective assumptions including the expected term of the awards, the expected volatility over the expected term of the awards, expected dividend yield and risk-free interest rates. The assumptions used in our option-pricing model represent management’s best estimates and are as follows:

•	Fair Value of Common Stock. We determined the fair value of each share of underlying common stock based on the closing price of our common stock on the date of grant.
•	Expected Term. The expected term of employee stock options reflects the period for which we believe the option will remain outstanding based on historical experience and future expectations.
•	Expected Volatility. We base expected volatility on our historical information over a similar expected term.

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

First Quarter Fiscal Year 2022 Highlights

●	Total revenue increased by $3,330, or 48.7%, to $10,171 in the first quarter of fiscal year 2022, compared to $6,841 for the same period in fiscal year 2021.
●	Manufacturing segment revenue increased by $937, or 35.7%, to $3,562 for the first quarter of fiscal year 2022, compared to $2,625 for the same period in fiscal year 2021.
●	Testing segment revenue increased by $1,646, or 55.7%, to $4,600 for the first quarter of fiscal year 2022, compared to $2,954 for the same period in fiscal year 2021.
●	Distribution segment revenue increased by $740, or 58.8%, to $1,998 for the first quarter of fiscal year 2022, compared to $1,258 for the same period in fiscal year 2021.
●	Real estate segment rental revenue increased by $7, or 175%, to $11 for the first quarter of fiscal year 2022 compared to $4 for the same period in fiscal year 2021.
●	The overall gross profit margin increased by 9.0% to 31.2% for the first quarter of fiscal year 2022, from 22.2% for the same period in fiscal year 2021.
●	General and administrative expenses increased by $320, or 19.3%, to $1,980 for the first quarter of fiscal year 2022, from $1,660 for the same period in fiscal year 2021.
●	Selling expenses increased by $36, or 32.4%, to $147 for the first quarter of fiscal year 2022, from $111 for the same period in fiscal year 2021.
●	Other income decreased by $50, or 23.7%, to $161 in the first quarter of fiscal year 2022 compared to $211 in the same period in fiscal year 2021.
●	Income from operations was $970 for the first quarter of fiscal year 2022, an improvement of $1,297, as compared to loss from operations of $327 for the same period in fiscal year 2021.
●	Income tax expenses was $180 in the first quarter of fiscal year 2022, an increase of $173, as compared to an income tax expense of $7 in the same period in fiscal year 2021.
●

During the first quarter of fiscal year 2022, income from continuing operations before noncontrolling interest, net of tax was $923, as compared to loss from continuing operations before noncontrolling interest of $160 for the same period in fiscal year 2021.

●

Net income attributable to noncontrolling interest for the first quarter of fiscal year 2022 was $11, an improvement of $169, as compared to net loss attributable to noncontrolling interest of $158 in the same period in fiscal year 2021.

●	Basic Earnings per share for the first quarter of fiscal year 2022 were $0.23, as compared to earnings per share of $nil for the same period in fiscal year 2021.
●	Dilutive Earnings per share for the first quarter of fiscal year 2022 were $0.23, as compared to earnings per share of $nil for the same period in fiscal year 2021.
●	Total assets increased by $1,805 to $40,111 as of September 30, 2021, compared to $38,306 as of June 30, 2021.
●	Total liabilities increased by $1,154 to $13,407 as of September 30, 2021, compared to $12,253 as of June 30, 2021.

Results of Operations and Business Outlook

The following table sets forth our revenue components for the three months ended September 30, 2021 and 2020, respectively.

Revenue Components	Three Months Ended September 30,
	2021	2020
Revenue:
Manufacturing	35.0%	38.3%
Testing Services	45.2	43.2
Distribution	19.7	18.4
Real Estate	0.1	0.1
Total	100.0%	100.0%

Revenue for the three months ended September 30, 2021, was $10,171, an increase of $3,330 from $6,841, when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue increased by 48.7% for the three months ended September 30, 2021, when compared to revenue for the same period of the prior year.

For the three months ended September 30, 2021, there was an increase in revenue across all segments when compared to the same period of the prior fiscal year.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $3,265, or 51.1%, to $9,672 for the three months ended September 30, 2021, as compared with $6,407 for the same period of last fiscal year.

Total revenue into and within the U.S. was $499 for the three months ended September 30, 2021, an increase of $66 from $434 for the same period of the prior year.

Revenue within our four current segments for the three months ended September 30, 2021, is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 35.0% for the three months ended September 30, 2021, a decrease of 3.3% of total revenue when compared to 38.3% in the same period of the last fiscal year. The absolute amount of revenue increased by $937 to $3,562 for the three months ended September 30, 2021, compared to $2,625, for the same period of the last fiscal year.

Revenue in the manufacturing segment for the three months ended September 30, 2021, increased primarily due to an increase in orders by customers in the Singapore and U.S. operations.

Revenue in the manufacturing segment from a major customer accounted for 33.2% and 12.5% of our revenue in the manufacturing segment for the three months ended September 30, 2021, and 2020, respectively. The future revenue in our manufacturing segment will be affected by the purchase and capital expenditure plans of this major customer if the customer base cannot be increased.

Testing Services Segment

Revenue in the testing segment as a percentage of total revenue was 45.2% for the three months ended September 30, 2021, an increase of 2.0% of the total revenue when compared to 43.2% for the same period of the last fiscal year. The absolute amount of revenue increased by $1,646 to $4,600 for the three months ended September 30, 2021, as compared to $2,954 for the same period of the last fiscal year.

Revenue in the testing segment for the three months ended September 30, 2021, increased primarily due to an increase in the orders across the Group, except for the Malaysia operation. Price adjustments also partially contributed to the increase in revenue from the testing segment.

Revenue in the testing segment from a major customer accounted for 63.7% and 56.3% of our revenue in the testing segment for the three months ended September 30, 2021 and 2020, respectively. The future revenue in the testing segment will be affected by the demands of this major customer if the customer base cannot be increased. Demand for testing services varies from country to country depending on any changes taking place in the market and our customers’ forecasts. As it is difficult to accurately forecast fluctuations in the market, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

At the date of this report, our Suzhou, China operation is negotiating a five-year contract with a long-term customer to establish a new facility to supply testing and burn-in services for a number of various semiconductor components with applications in computing and automotive electronics.

Distribution Segment

Revenue in the distribution segment as a percentage of total revenue was 19.7% for the three months ended September 30, 2021, an increase of 1.3% of total revenue when compared to 18.4% in the same period of the last fiscal year. The absolute amount of revenue increased by $740 to $1,998 for the three months ended September 30, 2021, compared to $1,258 for the same period of the last fiscal year.

Revenue in the distribution segment for the three months ended September 30, 2021, increased primarily due to an increase in revenue generated from customers in the Singapore operation.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market and our customers’ forecasts.  Hence it is difficult to accurately forecast fluctuations in the market.

Real Estate Segment

The real estate segment accounted for 0.1% of total revenue for the three months ended September 30, 2021 and 0.1% of total revenue for three months ended September 30, 2020. The absolute amount of revenue in the real estate segment was $11 for the three months ended September 30, 2021 and $4 for the three months ended September 30, 2020.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the constantly changing nature of technology, specific requirements from the customer, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other similar factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Another is that some customers are unable to provide a forecast of the products required in the upcoming weeks; hence it is difficult to plan for the resources needed to meet these customers’ requirements due to short lead time and last-minute order confirmation. This will normally result in a lower margin for these products as it is more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories but continues to work closely with its customers to avoid stockpiling. We believe that we have improved customer service from staff through our efforts to keep our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods for higher technology chips.

We are in the process of implementing an ERP System as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system was scheduled to occur in phases over a few years. The operational and financial systems in our Singapore, Malaysia and China operations were transitioned to the new system in fiscal 2018, fiscal 2019 and fiscal 2021, respectively.

This implementation effort will continue until the Company's consolidation process is substantially automated using the new system by the end of fiscal 2022.

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

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration and spread of the pandemic, its severity, the action to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts on our business as a result of the global economic impact and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic on our operations and financial results is highly uncertain and subject to change.

Comparison of the Three Months Ended September 30, 2021, and September 30, 2020

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,
	2021	2020
Revenue	100.0%	100.0%
Cost of sales	68.8	77.8
Gross Margin	31.2%	22.2%
Operating expenses
General and administrative	19.4%	24.3%
Selling	1.4	1.6
Research and development	1.0	1.1
Gain on disposal of property, plant and equipment	-	-
Total operating expenses	21.8%	27.0%
Income / (Loss) from Operations	9.4%	(4.8)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 9.0% to 31.2% for the three months ended September 30, 2021, from 22.2% for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 5.1% to 31.1% for the three months ended September 30, 2021, as compared to 26.2% for the same period in last fiscal year. The increase in gross profit margin was primarily due to an increase in revenue coupled with a higher proportion of sales of high profit margin products in the three months ended September 30, 2021, as compared to the same period in the last fiscal year. In absolute dollar amounts, gross profit in the manufacturing segment increased by $440 to $1,128 for the three months ended September 30, 2021, from $688 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 15.9% to 37.3% for the three months ended September 30, 2021, from 21.4% in the same period of the last fiscal year. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand of services and factory utilization increases, the fixed costs are spread over the increased output, which increases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment increased by $1,085 to $1,717 for the three months ended September 30, 2021, from $632 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which changes frequently as a result of changes in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 0.03% to 17.1% for the three months ended September 30, 2021, from 16.8% in the same period of the last fiscal year.  In absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2021, was $342 as compared to $211 in the same period of the last fiscal year.

In absolute dollar amounts, for the three months ended September 30, 2021, gross loss in the real estate segment was $8, as compared to $13 for the same period of last fiscal year. The decrease in gross loss was mainly due to an increase in rental income.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(Unaudited)	2021	2020
General and administrative	$1,980	$1,660
Selling	147	111
Research and development	82	75
Gain on disposal of property, plant and equipment	-	(1)
Total	$2,209	$1,845

General and administrative expenses increased by $320, or 19.3%, from $1,660 to $1,980 for the three months ended September 30, 2021, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to higher payroll expenses in the U.S. and Singapore operations and higher staff benefits expenses in the China operation.

Selling expenses increased by $36, or 32.4%, from $111 to $147 for the three months ended September 30, 2021, compared to the same period of last fiscal year. The increase in selling expenses was primarily attributable to an increase in commission expenses in the manufacturing segment of the Singapore operations as a result of an increase in commissionable revenue.

Income / (Loss) from Operations

Income from operations was $970 for the three months ended September 30, 2021, an improvement of $1,297 , as compared to the loss from operations of $327 for the three months ended September 30, 2020. The increase was mainly due to the increase in gross profit which was partially offset by the increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(Unaudited)	2021	2020
Interest expenses	$28	$37

Interest expense was $28 for the three months ended September 30, 2021, a decrease of $9, or 24.3% as compared to $37 for the three months ended September 30, 2020. The decrease was due to a decrease in the utilization of bank facilities in Malaysia. As of September 30, 2021, the Company had an unused line of credit of $5,397 as compared to $5,621 at September 30, 2020.

Other Income

Other income for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021	2020
Interest income	$22	40
Other rental income	29	21
Exchange gain / (loss)	34	(44)
Bad debt recovery	2	5
Dividend income	-	2
Government grant	70	154
Other miscellaneous income	4	33
Total	$161	$211

Other income decreased by $50 to $161 for the three months ended September 30, 2021 from $211 as compared to the same period in the last fiscal year. The decrease was mainly due to a decrease in the interest income and the government grant. The decreases were partially offset with the favorable foreign exchange movement for the three months ended September 30, 2021.

During the first quarter of fiscal year 2022, the Company received government grants amounting to $70, of which $42 were the financial assistance received from the Malaysia and Thailand governments amid the COVID-19 pandemic.

During the first quarter of fiscal year 2021, the Company received government grants of $154 from the local government in the Singapore and Malaysia operations, of which $142 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic.

Income Tax Expenses

The Company's income tax expense was $180 and $7 for the three months ended September 30, 2021, and September 30, 2020, respectively. The increase in income tax expenses was primarily due to an increase in the taxable income in the U.S., Singapore and Thailand operation.

Noncontrolling Interest

As of September 30, 2021, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net profit from the subsidiaries by the noncontrolling interest for the three months ended September 30, 2021, $11, a change of $169 compared to the share of net loss from the subsidiaries by the noncontrolling interest of $158 for the same period of the previous fiscal year. The improvement was attributable to the net profit generated by the Malaysia operation as compared to the same period in the previous fiscal year.

Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders

Net Income attributable to Trio-Tech International common shareholders for the three months ended September 30, 2021, was $917, an improvement of $925, as compared to a net loss of $8 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were $0.23 for the three months ended September 30, 2021, as compared to $nil for the same period in the last fiscal year. Basic earnings per share from discontinued operations were $nil for both the three months ended September 30, 2021 and 2020.

Diluted earnings per share from continuing operations were $0.23 for the three months ended September 30, 2021, as compared to $nil for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were $nil for both the three months ended September 30, 2021 and 2020.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the first quarter of fiscal year 2022 and fiscal year 2021 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income/(loss) from operations for the manufacturing segment for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(Unaudited)	2021	2020
Revenue	$3,562	$2,625
Gross margin	31.7%	26.2%
Income / (Loss) from operations	$300	$(18)

Income from operations from the manufacturing segment was $300 as compared to loss from operations of $18 in the same period of the last fiscal year, primarily due to an increase in gross margin of $440 which was partially offset by the increase in operating expenses of $122. Operating expenses for the manufacturing segment were $828 and $706 for the three months ended September 30, 2021 and 2020, respectively. The increase in operating expenses was mainly due to an increase of $82 in general and administrative expenses, $22 in selling expenses, $5 in research and development expenses and $12 in corporate overhead expenses. The increase in general and administrative expenses was mainly attributable to an increase in payroll related expenses in the Singapore operations. The increase in selling expenses was primarily attributable to an increase in commission expenses in the manufacturing segment of the Singapore operations as a result of an increase in commissionable revenue.

Testing Segment

The revenue, gross margin and income/(loss) from operations for the testing segment for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(Unaudited)	2021	2020
Revenue	$4,600	$2,954
Gross margin	37.3%	21.4%
Income/(Loss) from operations	$536	$(337)

Income from operations in the testing segment for the three months ended September 30, 2021, was $536, an improvement of $873 from loss from operations of $337 in the same period of the last fiscal year. The improvement was mainly attributable to an increase of gross profit margin as discussed earlier which was partially offset by the increase in operating expenses. Operating expenses were $1,181 and $970 for the three months ended September 30, 2021, and 2020, respectively.

The increase in operating expenses was mainly due to an increase of $126 in general and administrative expenses and $74 in corporate overhead expenses. The increase in general and administrative expenses was mainly attributable to an increase in payroll related and staff-benefit expenses in the China operation. The increase in corporate overhead expenses was due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a predetermined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(Unaudited)	2021	2020
Revenue	$1,998	$1,258
Gross margin	17.1%	16.8%
Income from operations	$254	$124

Income from operations was $254 for the three months ended September 30, 2021, as compared to $124 for the same period of last fiscal year. The increase of $130 was mainly due to an increase of $131 in the gross margin, as discussed earlier. Operating expenses were $88 and $87 for the three months ended September 30, 2021 and 2020, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(Unaudited)	2021	2020
Revenue	$11	$4
Gross margin	(72.7)%	(325.0)%
Loss from operations	$(23)	$(27)

Loss from operations in the real estate segment for the three months ended September 30, 2021, was $23 compared to $27 for the same period of last fiscal year. Operating expenses were $15 and $14 for the three months ended September 30, 2021 and 2020, respectively.

Corporate

The loss from operations for Corporate for the three months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,
(Unaudited)	2021	2020
Loss from operations	$(97)	$(69)

Corporate operating loss was $97 for the three months ended September 30, 2021, an increase of $28 from $69 in the same period of the last fiscal year. The increase was mainly attributable to an increase in general and administrative expenses.

Financial Condition

During the three months ended September 30, 2021, total assets increased by $1,805 to $40,111 compared to $38,306 as at June 30, 2021. The increase in total assets was primarily due to an increase in trade account receivables, other receivables, inventories, prepaid expenses and other current assets, deferred tax assets, other assets, and operating lease right-of-use assets, which was partially offset by a decrease in cash and cash equivalents, short-term deposits, investment properties, property, plant and equipment,  financed sales receivable and restricted term deposits.

Cash and cash equivalents were $5,173 as at September 30, 2021, reflecting a decrease of $663 from $5,836 as at June 30, 2021, primarily due to the Company generated operating cash outflow of $765, which was partially offset by the cash inflow of $226 generated from investing activities for the three months ended September 30, 2021.

Short-term deposits were $5,925 as at September 30, 2021, reflecting a decrease of $726 from $6,651 as at June 30, 2021. The withdrawal of the short-term deposits was mainly for operational purposes in the China and Malaysia operations.

As at September 30, 2021, the trade accounts receivable balance increased by $1,110 to $9,403, from $8,293 as at June 30, 2021, primarily due to an increase in the overall revenue for the first three months of fiscal year 2022 as compared to the overall revenue in the fourth quarter of last fiscal year. The number of days’ sales outstanding in accounts receivables for the Group was 78 and 79 days at the end of the first quarter of fiscal year 2022 and the end of the last fiscal year, respectively.

As at September 30, 2021, other receivables were $692, reflecting an increase of $30 from $662 as at June 30, 2021.

Inventories as at September 30, 2021, were $2,410, an increase of $330, as compared to $2,080 as at June 30, 2021. The increase in inventories was in line with an increase in orders by customers in the manufacturing segment of Singapore operations, which resulted in an increase in the work-in-progress.

Prepaid expenses were $1,315 as at September 30, 2021, compared to $418 as at June 30, 2021. The increase of $897 was primarily due to the advance payment made for the renovation expense in the China operation.

Investment properties’ net in China were $661 as at September 30, 2021, and $681 as at June 30, 2021.  The decrease was primarily due to the depreciation charged for the period.

Property, plant and equipment decreased by $198 from $9,531 as at June 30, 2021, to $9,333 as at September 30, 2021, mainly due to depreciation charged for the period and the foreign currency exchange movement between June 30, 2021 to September 30, 2021. The decrease was partially offset by the new acquisition of property, plant and equipment in the Singapore, Malaysia, Thailand and China operations.

Restricted cash decreased by $19 to $1,722 as at September 30, 2021, as compared to $1,741 as at June 30, 2021. This was primarily due to the foreign currency exchange movement between June 30, 2021, and September 30, 2021.

Other assets increased by $34 to $296 as at September 30, 2021, as compared to $262 as at June 30, 2021.  This was mainly due to down payments made for the purchase of equipment to property, plant and equipment in the Malaysia operation.

Line of credit increased by $177 to $249 as at September 30, 2021, as compared to $72 as at June 30, 2021. This was due to higher utilization of the bank facilities in the Singapore operation.

Accounts payable decreased by $478 to $3,224 as at September 30, 2021, as compared to $3,702 as at June 30, 2021. This was due to more payments made in the first quarter of fiscal 2022, compared to the last quarter of fiscal 2021 in the Singapore operation.

Accrued expenses increased by $509 to $3,872 as at September 30, 2021, as compared to $3,363 as at June 30, 2021. The increase in accrued expenses was mainly due to an increase in the accrued purchases and accrued payroll costs in the Singapore operation.

Bank loans payable decreased by $133 to $1,927 as at September 30, 2021, as compared to $2,060 as at June 30, 2021. This was due to the repayments made in our Malaysia operations.

Finance leases decreased by $59 to $391 as at September 30, 2021, as compared to $450 as at June 30, 2021. This was due to the repayment of finance leases made in the Singapore operations.

Operating lease right-of-use assets and the corresponding lease liability increased by $1,025 to $2,901, as at September 30, 2021, as compared to $1,876 as at June 30, 2021. The increase was due to the new lease agreement entered in the China operation. The decrease was partially offset by the repayment made and the operating lease expenses charged for the period.

Liquidity Comparison

Net cash used in operating activities increased by $1,174 to an outflow of $711 for the three months ended September 30, 2021 from an inflow of $463 for the same period of the last fiscal year. The increase in net cash outflow used in operating activities was primarily due to a decrease in trade account receivables by $1,324, a decrease in prepaid expenses and other current assets by $964. These decreases were partially offset by an increase in net income by $1,094.

Net cash provided by investing activities increased by $319 to an inflow of $226 for the three months ended September 30, 2021, from an outflow of $93 for the same period of the last fiscal year. The increase in cash inflow was primarily due to uplift from unrestricted term deposits by $664. The increase was partially offset by an increase of cash outflow of $351 from capital expenditure.

Net cash provided by financing activities for the three months ended September 30, 2021, was $17, representing an increase of $228, as compared to cash outflow of $211 during the three months ended September 30, 2020. The increase in cash inflow was mainly attributable to an increase in cash inflow by $478 from the proceeds of lines of credit and a decrease in cash outflow by $122 from the dividends paid on noncontrolling interest. These increases were partially offset by an increase in cash outflow of $127 from the payment on lines of credit and a decrease in cash inflow of $208 from proceeds of bank loans.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loan will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months including the project that is under negotiation in our Suzhou, China operation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP System as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this ERP system was scheduled to occur in phases over a few years. The operational and financial systems in our Singapore, Malaysia and China operations were transitioned to the new system in fiscal 2018, fiscal 2019 and fiscal 2021, respectively.

This implementation effort will continue till the Company's consolidation process is substantially automated using the new system in fiscal 2022.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32	Section 1350 Certification

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL

By:	/s/ Victor H.M. Ting
VICTOR H.M. TING
Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: November 15, 2021