Form 10-K/A
period 2021-06-30
TRIO-TECH INTERNATIONAL
filed 2021-12-02
CIK 732026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☑ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

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

Explanatory Note

Trio-Tech International (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (the “Form 10-K”), filed with the Securities and Exchange Commission on October 1, 2021 (the “Original Filing Date”), to update the exhibit index included in Part IV, Item 15(b) of the Form 10-K to (i) include the description of securities as exhibit 4(vi), (ii) the employment agreement between Victor H.M Ting and the Company as exhibit 10.1, (iii) the employment agreement between Siew Kuan Soon and the Company as exhibit 10.2 thereto and (iv) incorporate by reference certain previously filed exhibits which were inadvertently omitted from the exhibit index of the Form 10-K.

No other changes have been made to the Form 10-K. Except as indicated otherwise herein, this Amendments speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as Exhibits to this Amendment No. 1, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	The exhibits filed as part of this Annual Report on Form 10K are set forth on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference:

4(vi)	Description of securities

10.1*	Employment Agreement by and between the Registrant and Victor H.M. Ting

10.2*	Employment Agreement by and between the Registrant and Siew Kuan Soon.

31.1**	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2**	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

** Filed electronically herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO‑TECH INTERNATIONAL By: /s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer December 2, 2021