Form 10-Q
period 2021-12-31
TRIO-TECH INTERNATIONAL
filed 2022-02-14
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

As of February 1, 2022, there were 3,949,180 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of December 31, 2021 (Unaudited), and June 30, 2021	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2021 (Unaudited), and December 31, 2020 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended December 31, 2021 (Unaudited), and the December 31, 2020 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2021 (Unaudited), and December 31, 2020 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51

Part II.	Other Information

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52

Signatures		53

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; on-going public health issues related to the COVID-19 pandemic; the trade tension between U.S. and China; and other economic, financial and regulatory factors beyond the Company’s control and uncertainties relating to our ability to operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulation in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock or impair our ability to raise money.. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2021	June 30, 2021
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,526	$5,836
Short-term deposits	4,997	6,651
Trade accounts receivable, less allowance for doubtful accounts of $252 and $311, respectively	9,839	8,293
Other receivables	2,387	662
Inventories, less provision for obsolete inventories of $703 and $679, respectively	2,572	2,080
Prepaid expenses and other current assets	511	418
Financed sales receivable	21	19
Total current assets	27,853	23,959
NONCURRENT ASSETS:
Deferred tax assets	169	217
Investment properties, net	653	681
Property, plant and equipment, net	9,267	9,531
Operating lease right-of-use assets	2,699	1,876
Other assets	147	262
Restricted term deposits	1,735	1,741
Financed sales receivable	29	39
Total noncurrent assets	14,699	14,347
TOTAL ASSETS	$42,552	$38,306

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$477	$72
Accounts payable	3,961	3,702
Accrued expenses	4,744	3,363
Income taxes payable	351	314
Current portion of bank loans payable	445	439
Current portion of finance leases	163	197
Current portion of operating leases	845	672
Total current liabilities	10,986	8,759
NONCURRENT LIABILITIES:
Bank loans payable, net of current portion	1,386	1,621
Finance leases, net of current portion	178	253
Operating leases, net of current portion	1,857	1,204
Income taxes payable	281	385
Deferred tax liabilities	15	-
Other noncurrent liabilities	29	31
Total noncurrent liabilities	3,746	3,494
TOTAL LIABILITIES	$14,732	$12,253

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 3,939,180 shares issued outstanding as at December 31, 2021 and 3,913,055 shares as at June 30, 2021, respectively	$12,178	$12,178
Paid-in capital	4,373	4,233
Accumulated retained earnings	8,596	6,824
Accumulated other comprehensive income-translation adjustments	2,367	2,399
Total Trio-Tech International shareholders equity	27,514	25,634
Noncontrolling interest	306	419
TOTAL EQUITY	$27,820	$26,053
TOTAL LIABILITIES AND EQUITY	$42,552	$38,306

See notes to condensed consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2021	2020	2021	2020
Revenue
Manufacturing	3,528	$3,569	$7,090	$6,194
Testing services	4,966	3,560	9,566	6,514
Distribution	2,420	1,065	4,418	2,323
Real estate	8	7	19	11
	10,922	8,201	21,093	15,042
Cost of Sales
Cost of manufactured products sold	2,874	2,770	5,308	4,707
Cost of testing services rendered	3,089	2,678	5,972	5,000
Cost of distribution	2,050	861	3,706	1,908
Cost of real estate	19	22	38	39
	8,032	6,331	15,024	11,654

Gross Margin	2,890	1,870	6,069	3,388

Operating Expenses:
General and administrative	1,947	1,662	3,927	3,322
Selling	156	122	303	233
Research and development	131	123	213	198
Gain on disposal of property, plant and equipment	-	-	-	(1)
Total operating expenses	2,234	1,907	4,443	3,752

Income / (Loss) from Operations	656	(37)	1,626	(364)

Other Income / (Expenses)
Interest expenses	(28)	(34)	(56)	(71)
Other income, net	381	143	542	354
Total other income	353	109	486	283

Income / (Loss) from Continuing Operations before Income Taxes	1,009	72	2,112	(81)

Income Tax Expenses	(153)	-	(133)	(7)

Income / (Loss) from continuing operations before non-controlling interest, net of tax	856	72	1,779	(88)

Discontinued Operations
(Loss) / Income from discontinued operations, net of tax	-	(21)	5	(27)
NET INCOME / (LOSS)	856	51	1,784	(115)

Less: net (income) / loss attributable to noncontrolling interest	1	(184)	12	(342)
Net Income Attributable to Trio-Tech International Common Shareholders	$855	$235	$1,772	$227

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	856	246	1,770	241
(Loss) / Income from discontinued operations, net of tax	(1)	(11)	2	(14)
Net Income Attributable to Trio-Tech International Common Shareholders	$855	$235	$1,772	$227

Basic Earnings per Share:
Basic per share from continuing operations attributable to Trio-Tech International	$0.22	$0.06	$0.46	$0.06
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.22	$0.06	$0.46	$0.06

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.20	$0.06	$0.43	$0.06
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income
Attributable to Trio-Tech International	$0.20	$0.06	$0.43	$0.06

Weighted average number of common shares outstanding
Basic	3,923	3,710	3,923	3,710
Dilutive effect of stock options	319	90	206	83
Number of shares used to compute earnings per share diluted	4,242	3,800	4,129	3,793

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2021	2020	2021	2020
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:
Net income / (loss)	$856	$51	$1,784	$(115)
Foreign currency translation, net of tax	251	943	(38)	1,583
Comprehensive Income	1,107	994	1,746	1,468
Less: comprehensive income / (loss) attributable to non-controlling interest	2	(197)	6	(319)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$1,105	$1,191	$1,740	$1,787

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

Six months ended December 31, 2021

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2021	3,913	12,178	4,233	6,824	2,399	419	26,053
Stock option expenses	-	-	22	-	-	-	22
Net income/ (loss)	-	-	-	1,772	-	12	1,784
Dividend declared by subsidiary	-	-	-	-	-	(119)	(119)
Exercise of stock option	41	-	118	-	-	-	118
Translation adjustment	-	-	-	-	(32)	(6)	(38)
Balance at Dec. 31, 2021	3,954	12,178	4,373	8,596	2,367	306	27,820

Six months ended December 31, 2020

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total

Balance at June 30, 2020	3,673	11,424	3,363	8,036	1,143	1,180	25,146
Stock option expenses	-	-	15	-	-	-	15
Net income/ (loss)	-	-	-	227	-	(342)	(115)
Dividend declared by subsidiary	-	-	-	-	-	(182)	(182)
Exercise of stock option	37	101	-	-	-	-	101
Translation adjustment	-	-	-	-	1,560	23	1,583
Balance at Dec. 31, 2020	3,710	11,525	3,378	8,263	2,703	679	26,548

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Six Months Ended
	Dec. 31,	Dec. 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$1,784	$(115)
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,502	1,469
Stock compensation	22	15
Addition of provision for obsolete inventories	26	10
Bad debt recovery	(62)	(15)
Accrued interest expense, net (accrued interest income)	51	(18)
Payment of interest portion of finance lease	(13)	(19)
Gain on sale of property, plant and equipment	-	(1)
Dividend income	-	(32)
Dividend received	-	32
Reversal of income tax provision	-	55
Deferred tax expense (benefit)	62	(83)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(1,501)	(1,595)
Other receivables	(1,725)	328
Other assets	125	(86)
Inventories	(525)	(140)
Prepaid expenses and other current assets	(79)	(1)
Accounts payable and accrued expenses	1,638	1,000
Income taxes payable	2	(114)
Operating lease liabilities	(470)	(375)
Net Cash Provided by Operating Activities	837	315

Cash Flow from Investing Activities
Withdrawal of unrestricted deposit	1,957	520
Investment in unrestricted term deposits, net	(320)	(409)
Additions to property, plant and equipment	(795)	(217)
Net Cash Provided by/ (Used in) Investing Activities	842	(106)

Cash Flow from Financing Activities
Payment on lines of credit	(546)	(174)
Payment of bank loans	(216)	(307)
Payment of principal portion of finance leases	(106)	-
Dividends paid to noncontrolling interest	(119)	(182)
Proceeds from exercise stock options	118	101
Proceeds from lines of credit	942	-
Proceeds from bank loans	-	205
Net Cash Provided by/ (Used in) Financing Activities	73	(357)

Effect of Changes in Exchange Rate	(68)	560

Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,684	412
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,577	5,810
Cash, Cash Equivalents, and Restricted Cash at end of Period	$9,261	$6,222

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$56	$71
Income taxes	$281	$114

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	7,526	4,470
Restricted Term-Deposits in Noncurrent Assets	1,735	1,752
Total Cash, Cash Equivalents, and Restricted Cash Shown in the Statements of Cash Flows	$9,261	$6,222

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

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (100% owned by SHI International Pte. Ltd.)	55%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
Trio-tech (Jiangsu) Co., Ltd. (See Note 24)	51%	Suzhou, China

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

Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of December 31, 2021, and through the Quarterly Report dated February 14, 2022 using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended December 31, 2021, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements. As of December 31, 2021, the Company had cash and cash equivalents and short-terms deposits totaling $12,523 and unused lines of credit of $5,207. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2021.

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

Liquidity — The Company earned net income attributable to common shareholders of $1,772 and earned net income attributable to common shareholders of $227 for the 6 months ended December 31, 2021, and December 31, 2020, respectively.

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

The Company’s management considers the following factors when determining the collectibility of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of December 31, 2021, and June 30, 2021.

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

Term Deposits — Term deposits consist of bank balances and interest-bearing deposits having maturities of three to six months.

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

Leases - Company as Lessor

All the leases under which the Company is the lessor will continue to be classified as operating leases and sales-type leases under the new standard. The new standard did not have a material effect on our consolidated financial statements and will not have a significant change in our leasing activities.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $17,430 and $16,683 at December 31, 2021, and June 30, 2021 respectively.

Stock-based compensation — The Company calculates compensation expense related to stock option awards made to employees and directors based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of our stock option awards using the Black-Scholes option pricing model and for awards without performance conditions, the related stock-based compensation is recognized over the period in which a participant is required to provide service in exchange for the stock-based award, which is generally four years. The Company recognizes stock-based compensation expense in the consolidated statements of shareholders’ equity based on awards ultimately expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

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

Other new pronouncements issued but not yet effective until after December 31, 2021, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Dec. 31, 2021 (Unaudited)	June 30, 2021

Short-term deposits	$5,032	$6,353
Currency translation effect on short-term deposits	(35)	298
Total short-term deposits	4,997	6,651
Restricted term deposits	1,742	1,682
Currency translation effect on restricted term deposits	(9)	59
Total restricted term deposits	1,735	1,741
Total term deposits	$6,732	$8,392

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of December 31, 2021, and June 30, 2021, was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31, 2021 (Unaudited)	June 30, 2021
Beginning	$311	$314
Additions charged to expenses	44	5
Recovered	(105)	(14)
Write-off	-	(16)
Currency translation effect	2	22
Ending	$252	$311

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of December 31, 2021.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	314
Less: allowance for doubtful receivables		(2,000)	(314)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	784
Less: transfer – down-payment for purchase of investment property		(5,000)	(784)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $314 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $314 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the quarter ended December 31, 2021 or for the fiscal year ended June 30, 2021. TTCQ is in the legal process of recovering the outstanding amount of approximately $314.

The loan amounting to RMB 5,000, or approximately $784, arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in fiscal 2011. The amount was unsecured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 9).

6. OTHER RECEIVABLES

The other receivables mainly consist of advanced payments made to trade creditor.

7.  INVENTORIES

Inventories consisted of the following:

	Dec. 31, 2021 (Unaudited)	June 30, 2021

Raw materials	$1,383	$1,152
Work in progress	1,455	1,218
Finished goods	446	325
Currency translation effect	(9)	64
Less: provision for obsolete inventories	(703)	(679)
	$2,572	$2,080

The following table represents the changes in provision for obsolete inventories:

	Dec. 31, 2021 (Unaudited)	June 30, 2021

Beginning	$679	$678
Additions charged to expenses	26	13
Usage – disposition	-	(28)
Currency translation effect	(2)	16
Ending	$703	$679

8.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2021. The exchange rate is based on the market rate as of December 31, 2021.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2019	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2020	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(15)
Gross investment in rental property		9,649	1,514
Accumulated depreciation on rental property	Dec 31, 2021	(7,281)	(1,128)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2019	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2020	(1,029)	(143)
		(5,488)	(861)
Net investment in property – China		4,161	653

The following table presents the Company’s investment in properties in China as of June 30, 2021. The exchange rate is based on the market rate as of June 30, 2021.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	Jul 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(36)
Gross investment in rental property		9,649	1,493
Accumulated depreciation on rental property	Jun 30, 2021	(7,040)	(1,079)
Reclassified as “Assets held for sale” - MaoYe Property	Jul 01, 2019	2,822	410
Reclassification from “Assets held for sale” - MaoYe Property	Mar 31, 2020	(1,029)	(143)
		(5,247)	(812)
Net investment in properties – China		4,402	681

Rental Property I - MaoYe Property

In fiscal 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”), for a total cash purchase price of RMB 5,554, or approximately $894.

Property purchased from MaoYe generated a rental income of $2 and $4 during the three and six months ended December 31, 2021, as compared to $nil and $3 for the same periods, respectively, in last fiscal year.

Depreciation expense for MaoYe was $4 and $8 for the three and six months ended December 31, 2021 and 2020, respectively.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. TTCQ has yet to receive the title deed for these properties. TTCQ was in the legal process of obtaining the title deed until the developer encountered cash flow difficulties in recent years. Since fiscal year 2018, JiangHuai has been under liquidation and is now undergoing asset distribution. Nonetheless, this is not expected to affect the property’s market value but, in view of the COVID-19 pandemic and current economic situation, it is likely to be more tedious and time consuming for the court in their execution of the sale.

Property purchased from JiangHuai did not generate any rental income for the three and six months ended December 31, 2021 and 2020.

Depreciation expense for JiangHuai was $7 and $14 for the three and six months ended December 31, 2021, as compared to $7 and $13 for the same period in last fiscal year.

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

For the other leased property, TTCQ renewed the lease agreement to rent out the 161 square meter space at a monthly rate of RMB10, or approximately $1, from November 1, 2019, to October 31, 2020. After which, TTCQ renewed the lease agreement at a monthly rate of RMB10, or approximately $1, from November 1, 2020, to April 30, 2021, and May 1, 2021, to October 31, 2021. As the space is currently vacant, TTCQ is still actively searching for a tenant for this space.

Properties purchased from FuLi generated a rental income of $5 and $14 for the three and six months ended December 31, 2021, as compared to $4 and $7 for the same period in the last fiscal year.

Depreciation expense for FuLi was $8 and $16 for the three and six months ended December 31, 2021, respectively as compared to $7 and $14 for the same period in the last fiscal year.

Summary

Total rental income for all investment properties in China was $7 and $18 for the three and six months ended December 31, 2021, as compared to $7 and $10 for the same periods, respectively, in the last fiscal year.

Depreciation expenses for all investment properties in China were $19 and $38 for the three and six months ended December 31, 2021, respectively, as compared to $18 and $35 same periods, respectively, in the last fiscal year.

9.   OTHER ASSETS

Other assets consisted of the following:

	Dec. 31, 2021 (Unaudited)	June 30, 2021
Down payment for purchase of investment properties *	$-	$-
Down payment for purchase of property, plant and equipment	6	372
Deposits for rental and utilities and others	159	160
Currency translation effect	(18)	(270)
Total	$147	$262

*Down payment for purchase of investment properties included:

	RMB	US Dollars
Original Investment (10% of Jun Zhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment(Note *a)	4,863	781
Loans Receivable	5,000	784
Interest Receivable	1,250	196
Less: Impairment of Interest	(906)	(142)
Transferred to Down Payment(Note *b)	5,344	838
* Down Payment for Purchase of Investment Properties	10,207	1,619
Less: Provision of Impairment loss on other assets	(10,207)	(1,619)
* Down Payment for Purchase of Investment Properties	-	-

a) In fiscal year 2011, the Company signed a Joint Venture agreement (“agreement”) with Jia Sheng Property Development Co. Ltd. (“Developer”) to form a new company, Jun Zhou Co., Limited (“Joint Venture” or “Jun Zhou”) to joint develop the “Singapore Themed Park” project (the “project”), where the Company paid RMB 10 million for a 10% investment in the joint venture. The Developer paid the Company a management fee of RMB5 million in cash upon signing of the agreement with a remaining fee of RMB5 million payable upon fulfilment of certain conditions in accordance with the agreement. The Company further reduced its investment by RMB 137, or approximately $22, towards the losses from operations incurred by the joint venture.

In fiscal year 2014, the Company disposed of its entire 10% interest in the joint venture. The Company recognized the disposal of its 10% investment in Jun Zhou based on the recorded net book value of RMB5 million or equivalent to $784K, from net considerations paid, in accordance with US GAAP under ASC Topic 845 Non-monetary Consideration, and it’s presented under “Other Assets” as noncurrent assets to defer the recognition of the gain on the disposal of the 10% interest in the joint venture investment until such time that the consideration is paid, so that the gain can be ascertained.

b) Amounts of RMB 5,000, or approximately $784, as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250, or approximately $196, and impairment on interest of RMB 906, or approximately $142.

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

During the fourth quarter of fiscal 2021, The Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on shop lots in the Singapore Theme Resort Project in Chongqing, China, which the impairment loss translated based on the exchange rate used in the fiscal year 2021. The Company accounted for this noncash impairment charge because of increased uncertainties regarding the project’s viability given the developer’s weakening financial condition as well as uncertainties arising from the negative real estate environment in China, implementation of control measures on real estate lending and its relevant government policies, together with effects of the ongoing pandemic.

10. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of December 31, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.25%	-	$4,216	$4,216
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$1,109	$632
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$359	$359

As of June 30, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$4,806
Trio-Tech Malaysia Sdn. Bhd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

11.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Dec. 31, 2021 (Unaudited)	June 30, 2021
Payroll and related costs	$1,419	$1,362
Commissions	91	51
Customer deposits	39	45
Legal and audit	146	321
Sales tax	24	9
Utilities	145	91
Warranty	16	14
Accrued purchase of materials and property, plant and equipment	473	144
Provision for re-instatement	308	290
Deferred income	64	67
Contract liabilities	1,178	628
Other accrued expenses	836	279
Currency translation effect	5	62
Total	$4,744	$3,363

12.   ASSURANCE WARRANTY ACCRUAL

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

	Dec. 31, 2021 (Unaudited)	June 30, 2021
Beginning	$14	$12
Additions charged to cost and expenses	2	7
Reversal	-	(4)
Currency translation effect	-	(1)
Ending	$16	$14

13.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Dec. 31, 2021 (Unaudited)	June 30, 2021
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (3.60% for December 31, 2021 and June 30, 2021) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,543 and $2,579, as at December 31, 2021 and June 30, 2021, respectively.	1,676	1,885

Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	155	175
Total bank loans payable	$1,831	$2,060

Current portion of bank loans payable	448	428
Currency translation effect on current portion of bank loans	(3)	11
Current portion of bank loans payable	445	439
Long-term portion of bank loans payable	1,398	1,564
Currency translation effect on long-term portion of bank loans	(12)	57
Long-term portion of bank loans payable	$1,386	$1,621

Future minimum payments (excluding interest) as at December 31, 2021, were as follows:

Remainder of fiscal 2022	$445
2023	462
2024	328
2025	191
2026	169
Thereafter	236
Total obligations and commitments	$1,831

Future minimum payments (excluding interest) as at June 30, 2021, were as follows:

2022	$439
2023	457
2024	462
2025	208
2026	171
Thereafter	323
Total obligations and commitments	$2,060

14.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has no capital commitments as at December 31, 2021, as compared to capital commitment of $93 as at June 30, 2021.

Trio-Tech (Tianjin) Co., Ltd. in China has capital commitments for the purchase of equipment and other related infrastructure costs amounting to RMB 542, or approximately $91, as at December 31, 2021, as compared to no capital commitment as at June 30, 2021.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial statements.

15.   BUSINESS SEGMENTS

The Company generates revenue primarily from 3 different segments: Manufacturing, Testing and Distribution. The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes. The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer.

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

All intersegment revenue was from the manufacturing segment to the testing and distribution segments. Total intersegment revenue was $232 for the three months ended December 31, 2021, as compared to $375 for the same period in the last fiscal year. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the six months ended December 31, 2021 and December 31, 2020:

Business Segment Information:

	Six Months Ended Dec. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2021	$7,090	252	14,799	208	95
	2020	$6,194	63	11,739	212	154

Testing Services	2021	9,566	1,124	24,546	1,251	699
	2020	6,514	(673)	21,900	1,222	63

Distribution	2021	4,418	531	1,850	2	-
	2020	2,323	244	802	-	-

Real Estate	2021	19	(51)	1,283	41	1
	2020	11	(61)	3,846	35	-

Fabrication	2021	-	-	-	-	-
Services *	2020	-	-	-	-	-

Corporate &	2021	-	(230)	74	-	-
Unallocated	2020	-	63	76	-	-

Total Company	2021	$21,093	1,626	42,552	1,502	795
	2020	$15,042	(364)	38,363	1,469	217

The following segment information is unaudited for the three months ended December 31, 2021, and December 31, 2020:

Business Segment Information:

	Three Months Ended Dec. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2021	$3,528	(48)	14,799	104	35
	2020	$3,569	81	11,739	110	87

Testing Services	2021	4,966	588	24,546	644	322
	2020	3,560	(336)	21,900	636	41

Distribution	2021	2,420	277	1,850	-	-
	2020	1,065	120	802	-	-

Real Estate	2021	8	(28)	1,283	21	-
	2020	7	(34)	3,846	20	-

Fabrication	2021	-	-	-	-	-
Services *	2020	-	-	-	-	-

Corporate &	2021	-	133	74	-	-
Unallocated	2020	-	132	76	-	-

Total Company	2021	$10,922	656	42,552	769	357
	2020	$8,201	(37)	38,363	766	128

* Fabrication services is a discontinued operation.

16. OTHER INCOME

Other income consisted of the following:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	$16	$30	$38	$70
Other rental income	29	24	58	45
Exchange loss	(38)	(93)	(4)	(137)
Bad debt recovery	102	-	104	-
Dividend income	-	30	-	32
Commission income	200	-	200	-
Government grant	28	106	98	260
Other miscellaneous income	44	46	48	84
Total	$381	$143	$542	$354

The Company received financial assistance in the form of government grants from the  Malaysia and Thailand governments amid the COVID-19 pandemic. The grants amounted to $19 and $61 for the three and six months ended December 31, 2021, respectively.

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

Due to the enactment of the Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $23 for the period ended December 31, 2021.

The Company's income tax expense was $153 and $333 for the 3 months and 6 months ended December 31, 2021, respectively as compared to $nil and $7 for the 3 months and 6 months ended December 31, 2020. Our effective tax rate (“ETR”) from continuing operations was 15.16% and 0% for the quarters ended December 31, 2021 and December 31, 2020, respectively. The increase in income tax expense and effective tax rate was due to the following:

1.

The Singapore operations incurred higher income tax due to higher income generated for the period ended December 31, 2021 compared to same period last fiscal year coupled with tax benefit, which was fully utilized in the last fiscal year.

2.	The Thailand and China operations also incurred higher income tax due to higher income generated in period ended December 31, 2021 compared to same period last fiscal year.
3.	The Company recognized $23 of GILTI tax expenses for the period ended December 31,2021 respectively due to higher income derived from controlled foreign corporation.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at December 31, 2021.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expenses in the balance sheet.

The following table is the reconciliation of contract balances.

	Dec. 31,	June 30,
	2021	2021
	(Unaudited)
Trade Accounts Receivable	9,839	8,293
Accounts Payable	3,961	3,702
Contract Assets	292	337
Contract Liabilities	1,178	628

Remaining Performance Obligation

As at December 31, 2021, the Company had $826 of remaining performance obligations, which represents our obligation to deliver products and services, with the remaining of the amount expected to be recognized between three and five years.

As at June 30, 2021, the Company had $924 of remaining performance obligations, which represents our obligation to deliver products and services.

Refer to note 15 “Business Segments” of the Notes to Condensed Consolidated Financial Statements for information related to revenue.

19.   EARNINGS PER SHARE

Options to purchase 724,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of December 31, 2021. 212,500 stock options were excluded in the computation of diluted EPS for the three months ended December 31, 2021 because they were anti-dilutive.

Options to purchase 623,500 shares of Common Stock at exercise prices ranging from $2.69 to $5.98 per share were outstanding as of December 31, 2020. 188,125 stock options were excluded in the computation of diluted EPS for three months ended December 31, 2020 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$856	$246	$1,770	$241
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(1)	(11)	2	(14)
Net income attributable to Trio-Tech International Common Shareholders	$855	$235	$1,772	$227

Weighted average number of common shares outstanding - basic	3,923	3,710	3,923	3,710

Dilutive effect of stock options	319	90	206	83
Number of shares used to compute earnings per share - diluted	4,242	3,800	4,129	3,793

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.22	0.06	0.46	0.06
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.22	$0.06	$0.46	$0.06

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.20	0.06	0.43	0.06
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.20	$0.06	$0.43	$0.06

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●

An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since our equity shares have been publicly traded for only a limited period of time and we did not have sufficient historical exercise data at the grant date of the options;

●	A risk-free interest rate varying from 0.11% to 2.35% (2021: 0.14% to 2.35%);
●	no expected dividend payments and
●	expected volatility of 45.38% to 55.59% (2021: 45.38% to 76.85%).

2017 Employee Stock Option Plan

The Company’s 2017 Employee Plan permits the grant of stock options to its employees covering up to an aggregate of 300,000 shares of Common Stock. The Company’s board of directors approved an amendment to the 2017 Employee Plan in December, 2021 to increase the shares covered thereby from 300,000 shares to an aggregate of 600,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2021. Under the 2017 Employee Plan, all options must be granted with an exercise price of not less than fair value as of the grant date and the options granted must be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2017 Employee Plan are exercisable within five years after the date of grant, and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method on a straight-line basis for each separately vesting portion of the award. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Employee Plan).

During the first two quarters of fiscal year 2022, there were no stock options granted under the 2017 Employee Plan. There were 41,125 stock options exercised during the six-month period ended December 31, 2021. The Company recognized $10 stock-based compensation expenses during the six months ended December 31, 2021.

During the first two quarters of fiscal year 2021, there were stock options granted under the 2017 Employee Plan covering a total of 11,000 shares of Common Stock. There were no stock options exercised during the six-month period ended December 31, 2020. The Company recognized $10 stock-based compensation expenses during the six months ended December 31, 2020.

As of December 31, 2021, there were vested stock options granted under the 2017 Employee Plan covering a total of 130,375 shares of Common Stock. The weighted-average exercise price was $4.79 and the weighted average remaining contractual term was 2.00 years.

As of December 31, 2020, there were vested stock options granted under the 2017 Employee Plan covering a total of 104,750 shares of Common Stock. The weighted-average exercise price was $4.40 and the weighted average remaining contractual term was 2.96 years.

A summary of option activities under the 2017 Employee Plan during the six-months period ended December 31, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	267,000	$4.21	3.22	$290
Granted	-	-	-	-
Exercised	(41,125)	2.87	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	225,875	$4.46	2.66	$2,026
Exercisable at December 31, 2021	130,375	$4.79	2.00	$1,127

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2021is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2021	102,250	$2.29
Granted	-	-
Vested	(6,750)	-
Forfeited	-	-
Non-vested at December 31, 2021	95,500	$4.00

A summary of option activities under the 2017 Employee Plan during the six months period ended December 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	196,000	$3.92	3.72	$36.00
Granted	11,000	3.73	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	207,000	$3.91	3.31	$132.49
Exercisable at December 31, 2020	104,750	$4.40	2.96	$45.00

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2020, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2020	98,000	$3.39
Granted	11,000	-
Vested	(6,750)	-
Forfeited	-	-
Non-vested at December 31, 2020	102,250	$3.40

2007 Employee Stock Option Plan

The 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the six months ended December 31, 2021, and December 31, 2020, respectively.

There were no options exercised during the six months ended December 31, 2021 and December 31, 2020. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2021, and December 31, 2020.

As of December 31, 2021, there were vested stock options granted under the 2007 Employee Plan covering a total of 37,500 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average remaining contractual term was 0.24 years.

As of December 31, 2020, there were vested stock options granted under the 2007 Employee Plan covering a total of 77,500 shares of Common Stock. The weighted-average exercise price was $3.69 and the weighted average remaining contractual term was 0.71 years.

A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2021	37,500	$4.14	0.75	$34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	37,500	$4.14	0.24	$348
Exercisable at December 31, 2021	37,500	$4.14	0.24	$348

There were no non-vested employee stock options during the six months ended December 31, 2021.

A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2020, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	77,500	$3.69	1.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	77,500	$3.69	0.71	$28.00
Exercisable at December 31, 2020	77,500	$3.69	0.71	$28.00

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

During the first two quarters of fiscal year 2022, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the six months ended December 31, 2021. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2021.

During the first two quarters of fiscal year 2021, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised during the six months ended December 31, 2020. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2020.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of December 31, 2021, or December 31, 2020.

As of December 31, 2021, there were vested stock options granted under the 2017 Directors Plan covering a total of 320,000 shares of Common Stock. The weighted-average exercise price was $4.27 and the weighted average remaining contractual term was 2.72 years.

As of December 31, 2020, there were vested stock options granted under the 2017 Directors Plan covering a total of 240,000 shares of Common Stock. The weighted-average exercise price was $3.93 and the weighted average remaining contractual term was 3.24 years.

A summary of option activities under the 2017 Directors Plan during the three months ended December 31, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	320,000	$4.27	3.22	$340
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	320,000	4.27	2.97	2,933
Exercisable at December 31, 2021	320,000	4.27	2.97	$2,933

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2020, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	240,000	$3.93	3.75	$48.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	240,000	$3.93	3.24	$168.8
Exercisable at December 31, 2020	240,000	$3.93	3.24	$168.8

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Directors Plan permitted the issuance of options to directors.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Directors Plan during the six months ended December 31, 2021, and December 31, 2020.

There were no stock options exercised during the six months ended December 31, 2021. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2021.

50,000 shares of stock options were exercised during the six months ended December 31, 2020. The Company did not recognize any stock-based compensation expenses during the six months ended December 31, 2020.

As of December 31, 2021, there were vested stock options granted under the 2007 Directors Plan covering a total of 50,000 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average remaining contractual term was 0.24 years.

As of December 31, 2020, there were vested stock options granted under the 2007 Directors Plan covering a total of 200,000 shares of Common Stock. The weighted-average exercise price was $3.48 and the weighted average remaining contractual term was 0.47 years.

A summary of option activities under the 2007 Directors Plan during the three months ended December 31, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	50,000	$4.14	0.75	$45
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	50,000	$4.14	0.24	$465
Exercisable at December 31, 2021	50,000	$4.14	0.24	$465

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2020 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	250,000	$3.32	0.83	$22
Granted	-	-	-	-
Exercised	(50,000)	2.69	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	200,000	$3.48	0.47	$105
Exercisable at December 31, 2020	200,000	$3.48	0.47	$105

21.  LEASES

Company as Lessor

Operating leases where we are lessor arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $18 for both the 3 months ended December 31, 2021 and December 31, 2020. Depreciation expenses relating to the property held as investments in operating leases amounted to $36 for both 6 months ended December 31, 2021, and December 31, 2020.

Future minimum rental income in China and Thailand to be received from fiscal year 2022 to fiscal year 2023 on noncancelable operating leases is contractually due as follows as of December 31, 2021:

Remainder of fiscal 2022	$74
Fiscal 2023	8
$82

Future minimum rental income in China and Thailand to be received from fiscal year 2022 to fiscal year 2023 on noncancelable operating leases is contractually due as follows as of June 30, 2021:

Fiscal 2022	$145
Fiscal 2023	16
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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of four units of chiller systems are as follows:

Components of Lease Balances	December 31,
2021
Assets
Gross financial sales receivable	$55
Unearned finance income	(5)
Financed sales receivable	$50

Net financed sales receivables due within one year	$21
Net financed sales receivables due after one year	$29

As of December 31, 2021, the financed sale receivables had a weighted average effective interest rate of 13.2% and weighted average remaining lease term of 2.5 years.

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to three years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

	Dec. 31, 2021 (Unaudited)	June 30, 2021
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	1,825	1,413
Accumulated depreciation	(1,126)	(1,199)
Plant and Equipment, Net	699	214
Current portion of finance leases	163	197
Net of current portion of finance leases	178	253
Total Finance Lease Liabilities	341	450

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets	2,699	1,876
Current portion of operating leases	845	672
Net of current portion of operating leases	1,857	1,204
Total Operating Lease Liabilities	2,702	1,876

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$5	$8	$11	$20
Amortization of right-of -use assets	62	63	90	125
Total finance lease cost	67	71	101	145

Operating Lease Costs	$231	$189	$470	$375

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Six months ended	Six months ended
	Dec. 31,	Dec. 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$13	$19
Operating cash flows from operating leases	470	375

Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	-	847

Weighted-Average Remaining Lease Term:
Finance leases	2.69	3.31
Operating leases	3.57	2.97
Weighted-Average Discount Rate:
Finance leases	3.50%	3.36%
Operating leases	4.81%	4.72%

As of December 31, 2021, the maturities of the Company's operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of 2022	516	173
2023	805	114
2024	566	76
2025	565	4
2026	444	-
Thereafter	73	-
Total future minimum lease payments	2,969	367
Less: amount representing interest	(267)	(26)
Present value of net minimum lease payments	2,702	341

Presentation on statement of financial position
Current	845	163
Noncurrent	1,857	178

As of June 30, 2021, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2022	748	218
2023	537	137
2024	313	111
2025	291	22
Thereafter	156	-
Total future minimum lease payments	2,045	488
Less: amount representing interest	(169)	(38)
Present value of net minimum lease payments	1,876	450

Presentation on statement of financial position
Current	672	197
Noncurrent	1,204	253

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended December 31, 2021 and 2020.

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

23. CONCENTRATION OF CUSTOMERS

The Company had two major customer that accounted for the following revenue and trade account receivables:

	For the Period Ended Dec 31,
	2021	2020
Revenue
- Customer A	42.8%	37.1%
- Customer B	15.6%	7.5%
Trade Account Receivables
- Customer A	40.1%	48.5%
- Customer B	16.7%	7.2%

24. SUBSEQUENT EVENTS

On December 1, 2021, the Company’s wholly owned subsidiary Trio-Tech (SIP) Co., Ltd. (:TTSZ”) entered into a joint venture agreement (the “Agreement”) with Suzhou Anchuang Technology Management LLP (“SATM”), both parties are governed under the laws of the People’s Republic of China. The Agreement provides for the establishment of a joint venture for the provision of sub-contract services in the semiconductor and/or other related services in the electronics industry, mainly in Suzhou, China. Subsequent to the quarter ended December 31, 2021, the Company had incorporated Trio-Tech (Jiangsu) Co. Ltd. (“TTJS”), located in Suzhou, China together with SATM. TTSZ owns 51% of TTJS and 49% is owned by SATM. Based on our current visibility, revenue attributable to this joint-venture is not expected to be material this fiscal year, as the joint venture company is in the development stage at this time.

Subsequent to the quarter ended December 31, 2021, the Company had temporarily closed its facility in Tianjin, China in compliance with the Tianjin city government's imposed lockdown measures for mandatory testing of Tianjin city's residents and China’s ZERO-COVID policy. The Company then resumed 100% operating capacity in Tianjin, China operation by January 21, 2022. The Company is actively working on production output to catch up with backlog.

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

TTI generated approximately 99.9% of its revenue from its three core business segments in the test and measurement industry, i.e. manufacturing of test equipment, testing services and distribution of test equipment during the three months ended December 31, 2021. The Real Estate segment contributed only 0.1% to the total revenue during the three months ended December 31, 2021.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the "front-end" and the "back-end" manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature-controlled chucks, wet benches and more.

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

Subsequent to the quarter ended December 31, 2021, the Company was required to close its facility in Tianjin, China in compliance with the Tianjin city government's imposed lockdown measures for mandatory testing of Tianjin city's residents and China’s ZERO-COVID policy. The Company then resumed 100% operating capacity in Tianjin, China operation by January 21, 2022. The Company is actively working on production output to catch up with backlog.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of December 31, 2021, and through the date of filing of this Quarterly Report dated February 14, 2022 using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended December 31, 2021, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements.

As of December 31, 2021, the Company had cash and cash equivalents and short-term deposits totaling $12,523 and an unused line of credit of $5,207. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

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

The Company’s management considers the following factors when determining the collectibility of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of December 31, 2021.

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

During the fourth quarter of fiscal 2021, The Company recorded an impairment charge of $1,580 related to the doubtful recovery of a down payment on shop lots in the Singapore Theme Resort Project in Chongqing, China. The Company elected to take this non-cash impairment charge because of increased uncertainties regarding the project’s viability given the developers weakening financial condition as well as uncertainties arising from the negative real estate environment in China, implementation of control measures on real estate lending and its relevant government policies, together with effects of the ongoing pandemic.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full allowance was provided as of December 31, 2021 and 2020.

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

Second Quarter Fiscal Year 2022 Highlights

●	Total revenue increased by $2,721, or 33.2%, to $10,922 in the second quarter of fiscal year 2022, compared to $8,201 for the same period in fiscal year 2021.
●	Manufacturing segment revenue decreased by $41, or 1.1%, to $3,528 for the second quarter of fiscal year 2022, compared to $3,569 for the same period in fiscal year 2021.
●	Testing segment revenue increased by $1,406, or 39.5%, to $4,966 for the second quarter of fiscal year 2022, compared to $3,560 for the same period in fiscal year 2021.
●	Distribution segment revenue increased by $1,355, or 127.2%, to $2,420 for the second quarter of fiscal year 2022, compared to $1,065 for the same period in fiscal year 2021.
●	Real estate segment rental revenue increased from $7 to $8 for the second quarter of fiscal year 2022, compared to the same period in fiscal year 2021.
●	The overall gross profit margin increased by 3.7% to 26.5% for the second quarter of fiscal year 2022, from 22.8% for the same period in fiscal year 2021.
●	General and administrative expenses increased by $285, or 17.1%, to $1,947 for the second quarter of fiscal year 2022, from $1,662 for the same period in fiscal year 2021.
●	Selling expenses increased by $34, or 27.9%, to $156 for the second quarter of fiscal year 2022, from $122 for the same period in fiscal year 2021.
●	Other income increased by $238, or 166.4% to $381 in the second quarter of fiscal year 2022, compared to $143 in the same period in fiscal year 2021.
●	Income from operations was $656 for the second quarter of fiscal year 2022, an increase of $693 as compared to loss from operation of $37 for the same period in fiscal year 2021.
●	Income tax expenses was $153 in the second quarter of fiscal year 2022, an increase of $153 as compared to an income tax expense of $nil in the same period in fiscal year 2021.
●

During the second quarter of fiscal year 2022, income from continuing operations before noncontrolling interest, net of tax was $856, as compared to income from continuing operations before noncontrolling interest of $72 for the same period in fiscal year 2021.

●

Net income attributable to noncontrolling interest for the second quarter of fiscal year 2022 was $1, an improvement of $185 as compared to net loss attributable to noncontrolling interest of $184 in the same period in fiscal year 2021.

●	Basic earnings per share for the second quarter of fiscal year 2022 were $0.22, as compared to earnings per share of $0.06 for the same period in fiscal year 2021.
●	Dilutive earnings per share for the second quarter of fiscal year 2022 were $0.20, as compared to earnings per share of 0.06 for the same period in fiscal year 2021.
●	Total assets increased by $4,246 to $42,552 as of December 31, 2021, compared to $38,306 as of June 30, 2021.
●	Total liabilities increased by $2,479 to $14,732 as of December 31, 2021, compared to $12,253 as of June 30, 2021.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three months and six months ended December 31, 2021 and 2020, respectively.

Revenue Components	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2021	2020	2021	2020

Manufacturing	32.3%	43.5%	33.6%	41.2%
Testing Services	45.4	43.4	45.4	43.3
Distribution	22.2	13.0	20.9	15.4
Real Estate	0.1	0.1	0.1	0.1
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three and six months ended December 31, 2021 was $10,922 and $21,093, respectively, an increase of $2,721 and $6,051, respectively, when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue increased by 33.2% and 40.2% for the three and six months ended December 31, 2021, respectively, when compared to revenue for the same period of the prior year.

For the three and six months ended December 31, 2021, the $2,721 and $6,051 increase in overall revenue was primarily due to

●	an increase in the testing segment in the Singapore, China, Malaysia and Thailand operation; and
●	an increase in the distribution segment in the Singapore operation.

These decreases were partially offset by:

●	a decrease in the manufacturing segment in the U.S. and Singapore operations.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $2,827 (or 36.1%), to $10,654 and by $6,091 (or 42.8%) to $20,326 for the three and six months ended December 31, 2021, respectively, as compared with $7,827 and $14,235, respectively, for the same period of last fiscal year.

Total revenue into and within the U.S. was $268 and $767 for the three and six months ended December 31, 2021, respectively, a decrease of $106 and $40 from $374 and $807 for the same periods of the prior year, respectively.

Revenue within our four current segments for the three and six months ended December 31, 2021 is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment was 32.3% and 33.6% as a percentage of total revenue for the three and six months ended December 31, 2021, respectively, a decrease of 11.2% and 7.6% of total revenue, respectively, when compared to the same periods of the last fiscal year. The absolute amount of revenue decreased by $41 to $3,528 from $3,569 and increased by $896 to $7,090 from $6,194 for the three and six months ended December 31, 2021, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment from one customer accounted for 44.8% and 42.4% of our total revenue in the manufacturing segment for the three months ended December 31, 2021 and 2020, respectively, and 38.6% and 29.7% of our total revenue in the manufacturing segment for the six months ended December 31, 2021, and 2020, respectively.

The future revenue in our manufacturing segment will be affected by this one customer's purchase and capital expenditure plans if the customer base cannot be increased.

Testing Services Segment

The testing segment's revenue was 45.4% for the three months ended December 31, 2021, representing an increase of 2%, compared to 43.4% for the same periods of the last fiscal year. Revenue in the testing segment was 45.4% as a percentage of total revenue for the six months ended December 31, 2021, an increase of 2.1% compared to the same period of the last fiscal year. The absolute amount of revenue increased by $1,406 to $4,966 from $3,560 and increased by $3,052 to $9,566 from $6,514 for the three and six months ended December 31, 2021, respectively, as compared to the same periods of the last fiscal year.

The revenue in the testing segment from the one customer noted above accounted for 63.0% and 61.1% of our revenue in the testing segment for the three months ended December 31, 2021 and 2020, respectively, and 63.3% and 58.8% of our total revenue in the testing segment for the six months ended December 31, 2021 and 2020, respectively. The future revenue in the testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment was 22.2% and 20.9% as a percentage of total revenue for the three and six months ended December 31, 2021, respectively, an increase of 9.2% and 5.5%, respectively, compared to the same periods of the last fiscal year. The absolute amount of revenue increased by $1,355 to $2,420 from $1,065 and increased by $2,095 to $4,418 from $2,323 for the three and six months ended December 31, 2021, respectively, compared to the same periods of the last fiscal year.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts.  Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The real estate segment accounted for 0.1% of total revenue for both the three and six months ended December 31, 2021, respectively. The absolute amount of revenue increased by $1 to $8 from $7 and increased by $8 to $19 from $11 for the three and six months ended December 31, 2021, respectively, compared to the same periods of the last fiscal year.

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

The Company’s consolidation process was scheduled to be substantially automated using the new system in fiscal 2022. However, after extensive testing, we have decided to discontinue the effort of using the new system for consolidation process since the consolidation module of the system does not meet our requirements. This decision does not have any impact on the existing internal controls over financial reporting in the consolidation process.

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

There are legal and operational risks associated with having operations in China. These risks could result in a material change in our operations and/or the value of our common stock or could limit or hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the Peoples Republic of China (“PRC”) government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

The Company and its subsidiaries do not have any variable interest entities based in China. Our business primarily consists of semiconductor testing and burn-in services for the automotive industry, avionics, defense sectors, and others. Our businesses are not impacted by anti-monopoly policies, variable interest entities policies, or data security policies, nor are our businesses subject to extraordinary oversight from the Chinese government. As of the date of this prospectus, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact our business and financial outlook.

Comparison of the Three Months Ended December 31, 2021, and December 31, 2020

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2021 and 2020 respectively:

	Three Months Ended December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of sales	73.5	77.2
Gross Margin	26.5%	22.8%
Operating expenses
General and administrative	17.8%	20.3%
Selling	1.4	1.5
Research and development	1.2	1.5
Total operating expenses	20.4	23.3
Loss from Operations	6.1%	(0.5)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 3.7% to 26.5% for the three months ended December 31, 2021, from 22.8% for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 3.9% to 18.5% for the three months ended December 31, 2021, as compared to 22.4% for the same period in the last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $145 to $654 for the three months ended December 31, 2021, from $799 for the same period in the last fiscal year. The decrease in gross profit margin was primarily due to a lower proportion of higher profit margin products sales for the three months ended December 31, 2021.

Gross profit margin as a percentage of revenue in the testing segment increased by 13.0% to 37.8% for the three months ended December 31, 2021, compared to 24.8% in the same period of the last fiscal year. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand for services and factory utilization increases, the fixed costs are spread over the increased output, which increases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment increased by $995 to $1,877 for the three months ended December 31, 2021 from $882 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of fluctuations in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 4.0% to 15.3% for the three months ended December 31, 2021, from 19.2% in the same period of the last fiscal year. The decrease in gross margin as a percentage of revenue was due to the decrease in sales of high-profit margin products in our Singapore operation compared to the same period of last fiscal year, although there was an increase in the distribution revenue. In absolute dollar amounts, gross profit in the distribution segment for the three months ended December 31, 2021, was $370, indicating an increase of $166, compared to $204 in the same period of the last fiscal year.

In absolute dollar amounts, for the three months ended December 31, 2021, gross loss in the real estate segment was $11, as compared to $15 for the same period of last fiscal year.

Operating Expenses

Operating expenses for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
(Unaudited)	2021	2020
General and administrative	$1,947	$1,662
Selling	156	122
Research and development	131	123
Total	$2,234	$1,907

General and administrative expenses increased by $285, or 17.1%, from $1,662 to $1,947 for the three months ended December 31, 2021, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to the higher payroll expenses in the Singapore operations and higher staff benefit expenses in China.

Selling expenses increased by $34, or 27.9%, from $122 to $156 for the three months ended December 31, 2021, compared to the same period of the last fiscal year. The increase in selling expenses was primarily attributable to an increase in payroll-related expenses in Thailand operation.

Income from Operations

Income from operations was $656 for the three months ended December 31, 2021, an improvement of $693, compared to $37 loss from operations for the same period of last fiscal year. The result was mainly due to the increase in gross profit margin, offset with the increase in operating expenses, as previously discussed.

Interest Expense

Interest expense for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
(Unaudited)	2021	2020
Interest expenses	$28	$34

Interest expense was $28 for the three months ended December 31, 2021, a decrease of $6, or 17.6%, compared to $34 for the three months ended December 31, 2020. As of December 31, 2021, the Company had an unused line of credit of $5,207 as compared to $6,187 at December 31, 2020.

Other Income

Other income for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
(Unaudited)	2021	2020
Interest income	$16	30
Other rental income	29	24
Exchange loss	(38)	(93)
Dividend income	-	30
Government grant	28	106
Commission income	200	-
Bad debts recovery	102	-
Other miscellaneous income	44	46
Total	$381	$143

Other income increased by $238 from $143 to $381 for the three months ended December 31, 2021 compared to the same period in the last fiscal year. The increase was primarily due to the Company receiving a one-time commission income amounting to $200, and bad debts recovery amounting to $102. The increase was partially offset by a decrease of $98 in government grants.

In the three months ended December 31, 2020, the Company received the government grants aggregating $106 from the local government in the Singapore and Malaysia operations, of which $101 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic.

Income Tax Expenses

The Company's income tax expense was $153 and $nil for the three months ended December 31, 2021, and December 31, 2020, respectively. The increase of $153 was primarily due to the increase in taxable income.

Noncontrolling Interest

As of December 31, 2021, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of net income from the subsidiaries by the noncontrolling interest for the three months ended December 31, 2021 was $1, a change of $185 compared to the share of net loss from the subsidiaries by the noncontrolling interest of $184 for the same period of the previous fiscal year. The increase in the net income of the noncontrolling interest in the subsidiaries was attributable to the increase in net income generated by the Malaysia operation.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech International common shareholders for the three months ended December 31, 2021, was $855, a change of $620, compared to a net income of $235 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were $0.22 for the three months ended December 31, 2021, compared to $0.06 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were $nil for both the three months ended December 31, 2021 and 2020.

Diluted earnings per share from continuing operations were $0.20 for the three months ended December 31, 2021, as compared to $0.06 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were $nil for both the three months ended December 31, 2021 and 2020.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the second quarter of fiscal year 2022 and fiscal year 2021 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income / (loss) from operations for the manufacturing segment for the three months ended December 31, 2021 and 2020 were as follows

	Three Months Ended December 31,
(Unaudited)	2021	2020
Revenue	$3,528	$3,569
Gross margin	18.5%	22.4%
(Loss) / Income from operations	$(48)	$81

Loss from operations from the manufacturing segment was $47 compared to income from operations of $81 in the same period of the last fiscal year, primarily due to a decrease in gross margin of $145, offset with a decrease in operating expenses of $17. Operating expenses for the manufacturing segment were $701 and $718 for the three months ended December 31, 2021 and 2020, respectively. The decrease in operating expenses was mainly due to a decrease of $40 in general and administrative expenses, offset with an increase of $3 in selling expenses and $20 in corporate overhead expenses. The decrease in general and administrative expenses was mainly attributable to a decrease in payroll-related expenses in the Singapore operations.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
(Unaudited)	2021	2020
Revenue	$4,966	$3,560
Gross margin	37.8%	24.8%
Income / (Loss) from operations	$588	$(336)

Income from operations in the testing segment for the three months ended December 31, 2021, was $588, an improvement of $924 from loss from operations of $336 in the same period of the last fiscal year. The improvement was mainly attributable to an increase of $995 in gross profit, as discussed earlier, and an increase of $72 in operating expenses. Operating expenses were $1,290 and $1,218 for the three months ended December 31, 2021 and 2020, respectively. The increase of $72 in operating expenses was mainly due to an increase of $21 in selling expenses, an increase of $163 in general and administrative expenses, and an increase of $7 in research and development expenses. The increases were partially offset by a decrease of $119 in corporate overhead expenses.

The increase in general and administrative expenses was mainly due to higher payroll related expenses in the Singapore operation and higher staff benefit expenses in China operation. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation compared to the same period in the last fiscal year. Corporate charges are allocated on a pre-determined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
(Unaudited)	2021	2020
Revenue	$2,420	$1,065
Gross margin	15.3%	19.2%
Income from operations	$277	$120

Income from operations was $277 for the three months ended December 31, 2021, compared to $120 for the same period of last fiscal year. The increase of $157 was mainly due to an increase of $165 in the gross margin, as discussed earlier, offset by an increase in operating expenses. Operating expenses were $92 and $84 for the three months ended December 31, 2021 and 2020, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
(Unaudited)	2021	2020
Revenue	$8	$7
Gross margin	(137.5)%	(214.3)%
Loss from operations	$(28)	$(34)

Loss from operations in the real estate segment for the three months ended December 31, 2021 was $28 compared to $34 for the same period of last fiscal year. Operating expenses were $17 and $19 for the three months ended December 31, 2021 and 2020, respectively.

Corporate

The income from operations for Corporate for the three months ended December 31, 2021 and 2020 was as follows:

	Three Months Ended December 31,
(Unaudited)	2021	2020
Income from operations	$(133)	$132

Corporate operating income was $133 for the three months ended December 31, 2021, comparable to $132 in the same period of last fiscal year.

Comparison of the Six Months Ended December 31, 2021, and December 31, 2020

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2021 and 2020, respectively:

	Six Months Ended
	Dec. 31, 2021	Dec. 31, 2020

Revenue	100.0%	100.0%
Cost of sales	71.2	77.5
Gross Margin	28.8%	22.5%
Operating expenses:
General and administrative	18.6%	22.1%
Selling	1.4	1.5
Research and development	1.0	1.3
Gain on disposal of plant and equipment	-	-
Total operating expenses	21.0%	24.9%
Income / (Loss) from Operations	7.8%	(2.4)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 6.3% to 28.8% for the six months ended December 31, 2021, compared to 22.5% in the same period of last fiscal year. In terms of absolute dollar amounts, gross profits increased by $2,681 to $6,069 for the six months ended December 31, 2021, from $3,388 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment increased by 1.1% to 25.1% for the six months ended December 31, 2021, from 24.0% in the same period of the last fiscal year. In absolute dollar amounts, gross profit increased by $295 to $1,782 for the six months ended December 31, 2021 compared to $1,487 for the same period in the last fiscal year. The gross margin increase was primarily due to an increase in manufacturing revenue in the first quarter of fiscal 2022 compared to the same period of the prior fiscal year.

Gross profit margin as a percentage of revenue in the testing segment increased by 14.4% to 37.6% for the six months ended December 31, 2021, from 23.2% in the same period of the last fiscal year.  The increase in gross profit margin was mainly due to an increase in orders across the Group, coupled with the price adjustments. As the demand for services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment increased by $2,080 to $3,594 for the six months ended December 31, 2021, from $1,514 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment decreased by 1.8% to 16.1% for the six months ended December 31, 2021, from 17.9% in the same period of the last fiscal year. The decrease in gross margin as a percentage of revenue was due to the decrease in sales of high-profit margin products in our Singapore operation compared to the same period of last fiscal year, although there was an increase in the distribution revenue. In terms of absolute dollar amounts, gross profit in the distribution segment for the six months ended December 31, 2021, was $712, an increase of $297 compared to $415 in the same period of the last fiscal year. The gross profit margin of the distribution segment was affected not only by the market price of our products but also by our product mix, which frequently changes due to fluctuations in market demand.

Gross loss margin as a percentage of revenue in the real estate segment decreased by 154.5% to 100.00% for the six months ended December 31, 2021, from 254.5% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross loss decreased by $9 to $19 for the six months ended December 31, 2021, compared to gross loss

Operating Expenses

Operating expenses for the six months ended December 31, 2021 and 2020 were as follows:

	Six Months Ended
	Dec. 31, 2021	Dec. 31, 2020
(Unaudited)
General and administrative	$3,927	$3,322
Selling	303	233
Research and development	213	198
Gain on disposal of plant and equipment	-	(1)
Total	$4,443	$3,752

General and administrative expenses increased by $605, or 18.2%, from $3,322 to $3,927 for the six months ended December 31, 2021, compared to the same period of the last fiscal year. The increase in general and administrative expenses was primarily due to the higher payroll-related expenses in the Singapore and U.S. operations and an increase in staff-related expenses in the China operation.

Selling expenses increased by $70, or 30.0%, for the six months ended December 31, 2021, from $233 to $303 compared to the same period of the last fiscal year. The increase in selling expenses was primarily attributable to an increase in commission expenses in the manufacturing segment of Singapore operation as a result of an increase in commissionable revenue. In addition, there was also an increase in payroll expenses in the Thailand operation.

Income / (Loss) from Operations

Income from operations was $1,626 for the six months ended December 31, 2021, compared to loss from operations of $364 for the same period of the last fiscal year. The increase was mainly due to the increase in gross profit margin, offset with an increase in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the six months ended December 31, 2021 and 2020 were as follows:

	Six Months Ended
	Dec. 31, 2021	Dec. 31, 2020
(Unaudited)
Interest expense	$56	$71

Interest expense decreased by $15 to $56 from $71 for the six months ended December 31, 2021, compared to the same period of the last fiscal year. The decrease was mainly due to lower bank-loan principal in the Malaysia operation. Additionally, the bank loans payables decreased by $375 to $1,831 for the six months ended December 31, 2021, compared to $2,206 as of June 30, 2021.

Other Income

Other income for the six months ended December 31, 2021 and 2020 was as follows:

	Six Months Ended
	Dec. 31, 2021	Dec. 31, 2020
(Unaudited)
Interest income	$38	$70
Other rental income	58	45
Exchange loss	(4)	(137)
Bad debt recovery	104	-
Dividend Income	-	32
Government grant	98	260
Commission income	200	-
Other miscellaneous income	48	84
Total	$542	$354

Other income for the six months ended December 31, 2021 was $542, an increase of $188 compared to $354 for the same period of last fiscal year. The increase in other income was mainly due to the Company receiving a one-time commission income amounting to $200, and bad debts recovery amounting to $104. The increase was partially offset by a decrease of $162 in government grants.

In the six months ended December 31, 2020, the Company received government grants aggregating of $260 from the local governments in the Singapore and Malaysia operations, of which $243 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic.

Income Tax Expenses

Income tax expenses for the six months ended December 31, 2021 was $333, an increase of $326 compared to tax benefit of $7 for the same period last fiscal year. The increase in income tax expense was primarily due to increase in the taxable income across the Group in the six months ended December 31, 2021.

Noncontrolling Interest

As of December 31, 2021, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net income attributable to the noncontrolling interest in these subsidiaries for the six months ended December 31, 2021, was $12, a change of $354, compared to a net loss of $342 for the same period of last fiscal year. The improvement was attributable to the increase in net income by the Malaysia operation in the six months ended December 31, 2021.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income was $1,772 for the six months ended December 31, 2021, an increase of $1,545 compared to a net income of $227 for the same period in the last fiscal year. The increase was mainly due to the increase in revenue and gross margin. However, the increase was partially offset with an increase in operating expenses, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.46 for the six months ended December 31, 2021, compared to $0.06 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the six months ended December 31, 2021 and 2020.

Diluted earnings per share from continuing operations was $0.43 for the six months ended December 31, 2021, compared to $0.06 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the six months ended December 31, 2021 and 2020.

Segment Information

The revenue, gross profit margin, and income or loss from operations in each segment for the six months ended December 31, 2021 and 2020, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the six months ended December 31, 2021 and 2020 were as follows:

	Six Months Ended
	Dec. 31, 2021	Dec. 31, 2020
(Unaudited)
Revenue	$7,090	$6,194
Gross margin	25.1%	24.0%
Income from operations	$252	$63

Income from operations from the manufacturing segment was $253 for the six months ended December 31, 2021, an increase of $190 as compared to $63 in the same period of the last fiscal year due to an increase in gross margin. The increase in gross margin was partially offset with an increase in operating expenses. The manufacturing segment's operating expenses were $1,529 and $1,424 for the six months ended December 31, 2021 and 2020, respectively. The increase in operating expenses of $105 was mainly due to an increase in general and administrative expenses by $42, an increase in selling expenses by $25, and an increase in corporate overhead by $32 compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to an increase in payroll-related expenses in the Singapore operations. The increase in selling expenses was primarily attributable to an increase in commission expenses in the manufacturing segment of Singapore operation as a result of an increase in commissionable revenue.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the six months ended December 31, 2021 and 2020 were as follows:

	Six Months Ended
	Dec. 31, 2021	Dec. 31, 2020
(Unaudited)
Revenue	$9,566	$6,514
Gross margin	37.6%	23.2%
Income / (Loss) from operations	$1,124	$(673)

Income from operations in the testing segment for the six months ended December 31, 2021, was $1,123, an improvement of $1,796 compared to loss from operation $673 in the same period of the last fiscal year due to an increase in gross margin and testing volume. The increase in gross margin was partially offset with an increase in operating expenses by $284.  Operating expenses were $2,471 and $2,187 for the six months ended December 31, 2021 and 2020, respectively. The higher operating expenses were mainly attributed to an increase in general and administrative expenses and selling expenses by $289 and $30, respectively. The increase offset with a decrease in corporate overheads by $45.

The increase in general and administrative expenses was mainly due to higher payroll related expenses in the Singapore operation and higher staff benefit expenses in China operations. The decrease in corporate overhead expenses was due to a change in the corporate overhead allocation compared to the same period last fiscal year. Corporate charges are allocated on a predetermined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the six months ended December 31, 2021 and 2020 were as follows:

	Six Months Ended
	Dec. 31, 2021	Dec. 31, 2020
(Unaudited)
Revenue	$4,418	$2,323
Gross margin	16.1%	17.9%
Income from operations	$531	$244

Income from operations in the distribution segment for the six months ended December 31, 2021 was $531, an increase of $287 compared to $244 in the same period of the last fiscal year. The increase in operating income was primarily due to an increase in gross margin by $296, which was partially offset with a decrease in operating expenses of $9. Operating expenses were $180 and $171 for the six months ended December 31, 2021 and 2020, respectively.

Real Estate Segment

The revenue, gross loss margin and loss from operations for the real estate segment for the six months ended December 31, 2021 and 2020 were as follows:

	Six Months Ended
	Dec. 31, 2021	Dec. 31, 2020
(Unaudited)
Revenue	$19	$11
Gross loss margin	111.1%	254.5%
Loss from operations	$(51)	$(61)

Loss from operations in the real estate segment for the six months ended December 31, 2021 was $52, a decrease of $9 compared to $61 for the same period of the last fiscal year. The decrease in operating loss was mainly due to a decrease in gross loss margin, as discussed earlier. Operating expenses were $32 and $33 for the six months ended December 31, 2021 and 2020, respectively.

Corporate

The (loss) / income from operations for corporate for the six months ended December 31, 2021 and 2020 were as follows:

	Six Months Ended
	Dec. 31, 2021	Dec. 31, 2020
(Unaudited)
Loss / Income from operations	$(230)	$63

The deterioration of $293 was mainly due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a predetermined fixed charge basis.

Financial Condition

During the six months ended December 31, 2021 total assets increased by $4,246 to $42,552 compared to $38,306 as of June 30, 2021. The increase in total assets was primarily due to an increase in cash and cash equivalents, trade account receivables, other receivables, inventories, prepaid expenses and other current assets, deferred tax assets and operating lease right-of-use. This was partially offset by a decrease in short-term deposits, investment properties, other assets, property, plant and equipment, restricted term deposits and financed sales receivable.

Cash and cash equivalents were $7,526 as at December 31, 2021, reflecting an increase of $1,690 from $5,836 as at June 30, 2021, primarily due to the withdrawal of the short-term deposit for the six months ended December 31, 2021.

Short-term deposits were $4,997 as at December 31, 2021, reflecting a decrease of $1,654 from $6,651 as at June 30, 2021. The decrease was primarily due to withdrawal of the short-term deposit for the six months ended December 31, 2021 and reflected in the cash and cash equivalents.

As at December 31, 2021, the trade accounts receivable balance increased by $1,546 to $9,839, from $8,293 as at June 30, 2021, primarily due to an increase in revenue in the Singapore, China, and Thailand operations. This increase was partially offset by the decrease in the U.S. operations. The number of days’ sales outstanding in accounts receivables for the Group was 77 and 79 days at the end of the second quarter of the fiscal year 2022 and the end of the last fiscal year, respectively.

As at December 31, 2021, other receivables were $2,387, reflecting an increase of $1,725 from $662 as at June 30, 2021. The increase was primarily due to an increase in advance payments made to suppliers in the Singapore operation.

Inventories as at December 31, 2021, were $2,572, an increase of $492, compared to $2,080 as at June 30, 2021. The increase in inventories was in line with an increase in orders by customers in the manufacturing segment of the Singapore operations, which resulted in an increase in the work-in-progress.

Prepaid expenses were $511 as at December 31, 2021 compared to $418 as at June 30, 2021. The increase of $93 was primarily due to the advance payment made for the new factory’s utilities deposit in the China operation.

Investment properties’ net in China was $653 as at December 31, 2021 and $681 as at June 30, 2021. The decrease was primarily due to the foreign currency exchange movement between June 30, 2021 and December 31, 2021. The increase was partially offset by the depreciation charged for the period.

Property, plant and equipment decreased by $264 from $9,531 as at June 30, 2021, to $9,267 as at December 31, 2021, mainly due to depreciation charged for the period and the foreign currency exchange movement between June 30, 2021 and December 31, 2021. The decrease was partially offset by the new acquisition of property, plant and equipment in the Singapore, Malaysia, Thailand and China operations.

Restricted term deposits remained consistent at $1,735 as at December 31, 2021 as compared to $1,741 as at June 30, 2021. This was primarily due to the foreign currency exchange movement between June 30, 2021 and December 31, 2021.

Other assets decreased by $115 to $147 as at December 31, 2021 compared to $262 as at June 30, 2021.  This was mainly due to the reclassification of down payments made for the purchase of equipment in the Malaysia operation.

Lines of credit increased by $405 to $477 as at December 31, 2021 as compared to $72 as at June 30, 2021. This was due to the utilization of the bank facilities in the Singapore operation.

Accounts payable increased by $259 to $3,961 as at December 31, 2021 as compared to $3,702 as at June 30, 2021. This was due to an increase in sales, which led to more materials purchased to meet customer requirements in the Singapore operation.

Accrued expenses increased by $1,381 to $4,744 as at December 31, 2021, as compared to $3,363 as at June 30, 2021. The increase in accrued expenses was mainly due to an increase in the accrued purchases in the Singapore operation and accrued payroll costs in the Singapore and China operations.

Bank loans payable decreased by $229 to $1,831 as at December 31, 2021, as compared to $2,060 as at June 30, 2021. This was due to the repayments made in the Malaysia operation.

Finance leases decreased by $109 to $341 as at December 31, 2021, as compared to $450 as at June 30, 2021. This was due to the repayments made in the Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability increased by $823 to $2,699 as of December 31, 2021, as compared to $1,876 as at June 30, 2021. This was due to the new lease agreement entered in the China operation. The increase was partially offset with the repayment made and the operating lease expenses charged for the period.

Liquidity Comparison

Net cash provided by operating activities increased by $522 to an inflow of $837 for the six months ended December 31, 2021, from an inflow of $315 for the same period of the last fiscal year. The increase in net cash inflow provided by operating activities was primarily due to an increase in net income by $1,899 and an increase in cash inflow of $638 from accounts payable and accrued expenses. These increases were partially offset by an increase in cash inflow from other receivables amounting to $2,053.

Net cash used in investing activities increased by $948 to an inflow of $842 for the six months ended December 31, 2021, from an outflow of $106 for the same period of the last fiscal year.  The increase in cash inflow was primarily due to an increase in withdrawal of unrestricted deposit amounting to $1,437 and a decrease in cash outflow of $89 from investment in unrestricted term deposit. These increases were partially offset by an increase in cash outflow of $578 from capital expenditure.

Net cash provided by financing activities for the six months ended December 31, 2021, was $73, representing an increase of $430, as compared to cash outflow of $357 during the six months ended December 31, 2020. The increase in cash inflow was mainly attributable to an increase in cash inflow by $942 from the lines of credit proceeds.  This increase was partially offset by an increase in cash outflow of $372 from the payments on lines of credit and a decrease in cash inflow of $205 from the bank loans proceeds.

The Company has filed the S3 registration statement on December 3, 2021. We may raise capital of US$10,000,000 of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s consolidation process was scheduled to be substantially automated using the new system in fiscal 2022. However, after extensive testing, we have decided to discontinue the effort of using the new system for consolidation process since the consolidation module of the system does not meet our requirements. This decision does not have any impact on the existing internal controls over financial reporting in the consolidation process.

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

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

10.1	Joint Venture Agreement between Trio-Tech SIP) Co., Ltd and Suzhou Anchuang Technology Management LLP dated December 1, 2021
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32	Section 1350 Certification

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIO-TECH INTERNATIONAL
By:	/s/ Victor H.M. Ting VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: February 14, 2022