Form 10-Q
period 2022-03-31
TRIO-TECH INTERNATIONAL
filed 2022-05-16
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL

(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Block 1008 Toa Payoh North
Unit 03-09 Singapore	318996
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (65) 6265 3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange On which registered
Common Stock, no par value	TRT	NYSE American

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

As of May 1, 2022, there were 4,029,180 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; ongoing public health issues related to the COVID-19 pandemic; the trade tension between U.S. and China; other economic, financial and regulatory factors beyond the Company’s control and uncertainties relating to our ability to operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulation in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock or impair our ability to raise money. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,478	$5,836
Short-term deposits	4,953	6,651
Trade accounts receivable, less allowance for doubtful accounts of $253 and $311, respectively	10,585	8,293
Other receivables	735	325
Contract assets	594	337
Inventories, less provision for obsolete inventories of $709 and $679, respectively	2,272	2,080
Prepaid expenses and other current assets	732	418
Financed sales receivable	21	19
Total current assets	27,370	23,959
NONCURRENT ASSETS:
Deferred tax assets	189	217
Investment properties, net	636	681
Property, plant and equipment, net	9,107	9,531
Operating lease right-of-use assets	2,602	1,876
Other assets	141	262
Restricted term deposits	1,735	1,741
Financed sales receivable	23	39
Total noncurrent assets	14,433	14,347
TOTAL ASSETS	$41,803	$38,306

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$523	$72
Accounts payable	2,220	3,702
Accrued expenses	3,870	2,690
Contract liabilities	1,172	673
Income taxes payable	476	314
Current portion of bank loans payable	493	439
Current portion of finance leases	136	197
Current portion of operating leases	758	672
Total current liabilities	9,648	8,759
NONCURRENT LIABILITIES:
Bank loans payable, net of current portion	1,470	1,621
Finance leases, net of current portion	152	253
Operating leases, net of current portion	1,844	1,204
Income taxes payable, net of current portion	281	385
Other noncurrent liabilities	31	31
Total noncurrent liabilities	3,778	3,494
TOTAL LIABILITIES	$13,426	$12,253

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,029,180 shares issued outstanding as at March 31, 2022 and 3,913,055 shares as at June 30, 2021, respectively	$12,607	$12,178
Paid-in capital	4,692	4,233
Accumulated retained earnings	8,429	6,824
Accumulated other comprehensive income-translation adjustments	2,392	2,399
Total Trio-Tech International shareholders’ equity	28,120	25,634
Noncontrolling interest	257	419
TOTAL EQUITY	$28,377	$26,053
TOTAL LIABILITIES AND EQUITY	$41,803	$38,306

See notes to condensed consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2022	2021	2022	2021
Revenue
Manufacturing	$3,097	$3,130	$10,187	$9,324
Testing services	4,417	3,504	13,983	10,018
Distribution	3,620	1,467	8,038	3,790
Real estate	4	11	23	22
	11,138	8,112	32,231	23,154
Cost of Sales
Cost of manufactured products sold	2,530	2,148	7,838	6,855
Cost of testing services rendered	3,169	2,651	9,141	7,651
Cost of distribution	2,945	1,234	6,651	3,142
Cost of real estate	20	19	58	58
	8,664	6,052	23,688	17,706

Gross Margin	2,474	2,060	8,543	5,448

Operating Expenses:
General and administrative	2,378	1,923	6,305	5,245
Selling	146	123	449	356
Research and development	80	79	293	277
Gain on disposal of property, plant and equipment	-	-	-	(1)
Total operating expenses	2,604	2,125	7,047	5,877

(Loss)/ Income from Operations	(130)	(65)	1,496	(429)

Other Income / (Expenses)
Interest expenses	(31)	(25)	(87)	(96)
Other income, net	127	273	669	627
Total other income	96	248	582	531

(Loss) / Income from Continuing Operations before Income Taxes	(34)	183	2,078	102

Income Tax Expenses	(170)	(118)	(503)	(125)

(Loss) / Income from continuing operations before non-controlling interest, net of tax	(204)	65	1,575	(23)

Discontinued Operations
Income / (loss) from discontinued operations, net of tax	-	1	5	(26)
NET (LOSS) / INCOME	(204)	66	1,580	(49)

Less: net income / (loss) attributable to noncontrolling interest	(37)	(112)	(25)	(454)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(167)	$178	$1,605	$405

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / Income from continuing operations, net of tax	(167)	177	1,603	418
Income / (Loss) from discontinued operations, net of tax	-	1	2	(13)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(167)	$178	$1,605	$405

Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.04)	$0.05	$0.40	$0.11
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic (Loss) / Earnings per Share from Net Income Attributable to Trio-Tech International	$(0.04)	$0.05	$0.40	$0.11

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.04)	$0.04	$0.38	$0.10
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted (Loss) / Earnings per Share from Net Income Attributable to Trio-Tech International	$(0.04)	$0.04	$0.38	$0.10

Weighted average number of common shares outstanding
Basic	3,949	3,913	3,949	3,913
Dilutive effect of stock options	272	133	191	117
Number of shares used to compute earnings per share diluted	4,221	4,046	4,140	4,030

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2022	2021	2022	2021
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net (loss) / income	$(204)	$66	$1,580	$(49)
Foreign currency translation, net of tax	16	(468)	(22)	1,115
Comprehensive (Loss) / Income	(188)	(402)	1,558	1,066
Less: comprehensive loss attributable to noncontrolling interest	(46)	(136)	(40)	(455)
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(142)	$(266)	$1,598	$1,521

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Nine months ended March 31, 2022

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2021	3,913	12,178	4,233	6,824	2,399	419	26,053
Stock option expenses	-	-	459	-	-	-	459
Net income / (loss)	-	-	-	1,605	-	(25)	1,580
Dividend declared by subsidiary	-	-	-	-	-	(122)	(122)
Exercise of stock option	116	429	-	-	-	-	429
Translation adjustment	-	-	-	-	(7)	(15)	(22)
Balance at Mar. 31, 2022	4,029	12,607	4,692	8,429	2,392	257	28,377

Nine months ended March 31, 2021

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2020	3,673	11,424	3,363	8,036	1,143	1,180	25,146
Stock option expenses	-	-	144	-	-	-	144
Net income / (loss)	-	-	-	405	-	(454)	(49)
Dividend declared by subsidiary	-	-	-	-	-	(189)	(189)
Exercise of stock option	240	754	-	-	-	-	754
Translation adjustment	-	-	-	-	1,116	(1)	1,115
Balance at Mar. 31, 2021	3,913	12,178	3,507	8,441	2,259	536	26,921

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$1,580	$(49)
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	2,263	2,224
Stock compensation	459	144
Addition / (reversal) of provision for obsolete inventories	25	(2)
Bad debt recovery, net of allowance charged	(61)	(15)
Accrued interest expense, net (accrued interest income)	85	(18)
Payment of interest portion of finance lease	(20)	(32)
Gain on sale of property, plant and equipment	-	(1)
Dividend income	-	(32)
Dividend received	-	32
Reversal of income tax provision	(18)	-
Deferred tax benefit	(7)	(70)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(2,214)	(1,013)
Other receivables	(688)	320
Other assets	134	(33)
Inventories	(233)	(624)
Prepaid expenses and other current assets	(312)	(76)
Accounts payable and accrued expenses	242	754
Income taxes payable	145	(44)
Operating lease liabilities	(801)	(565)
Net Cash Provided by Operating Activities	579	900

Cash Flow from Investing Activities
Proceeds from disposal of property, plant and equipment		-
Proceeds from sale of asset held for sale		-
Withdrawal of unrestricted deposit	3,761	1,166
Investment in unrestricted term deposits, net	(2,079)	(1,370)
Additions to property, plant and equipment	(1,144)	(621)
Net Cash Provided by/ (Used in) Investing Activities	538	(825)

Cash Flow from Financing Activities
Payment on lines of credit	(1,025)	(174)
Payment of bank loans	(322)	(296)
Payment of principal portion of finance leases	(168)	(192)
Dividends paid to noncontrolling interest	(122)	(189)
Proceeds from bank loan	255	189
Proceeds from exercise stock options	429	754
Proceeds from lines of credit	1,463	187
Proceeds from principal of finance leases	-	-
Net Cash Provided by Financing Activities	510	279

Effect of Changes in Exchange Rate	9	753

Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,636	1,107
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,577	5,810
Cash, Cash Equivalents, and Restricted Cash at end of Period	$9,213	$6,917

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$84	$69
Income taxes	$342	$203

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	7,478	5,178
Restricted Term-Deposits in Noncurrent Assets	1,735	1,739
Total Cash, Cash Equivalents, and Restricted Cash Shown in the Statements of Cash Flows	$9,213	$6,917

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (“the Company” or “TTI” hereafter) was incorporated in fiscal year 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the third quarter of fiscal year 2022, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China as follows:

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

Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of March 31, 2022, and through the Quarterly Report dated May 16, 2022 using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended March 31, 2022, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements. As of March 31, 2022, the Company had cash and cash equivalents and short-term deposits totaling $12,431 and unused lines of credit of $5,158. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended June 30, 2021.

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

Liquidity — The Company earned net income attributable to common shareholders of $1,605 and earned net income attributable to common shareholders of $405 for the nine months ended March 31, 2022, and March 31, 2021, respectively.

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

The Company translates assets and liabilities of its subsidiaries outside the U.S. into U.S. dollars using the rate of exchange prevailing at the period end, and the consolidated statements of operations and comprehensive income or loss is translated at average rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements from foreign currencies into U.S. dollars are recorded in shareholders' equity as part of accumulated other comprehensive gain - translation adjustments. Gains or losses resulting from transactions denominated in currencies other than functional currencies of the Company’s subsidiaries are reflected in income for the reporting period.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful account receivables, reserve for obsolete inventory, impairments, provision of income tax, stock options and the deferred income asset allowance. Actual results could materially differ from those estimates.

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

Trade Accounts Receivables and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. The Company generally does not require collateral from our customers.

The Company’s management considers the following factors when determining the collectibility of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of March 31, 2022, and June 30, 2021.

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

Leases - Company as Lessor

All the leases under which the Company is the lessor will continue to be classified as operating leases and sales-type leases under the standard.

Comprehensive Income or Loss — ASC Topic 220, Reporting Comprehensive Income (“ASC Topic 220”), establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of general-purpose consolidated financial statements. The Company has chosen to report comprehensive income or loss in the statements of operations. Comprehensive income or loss is comprised of net income or loss and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable at this time. The amount of earnings retained in subsidiaries was $17,803 and $16,683 at March 31, 2022, and June 30, 2021 respectively.

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

(Loss) / Earnings per Share — Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period. Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period. In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

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

Consolidation of subsidiaries- A subsidiary is an investee that is controlled by the Group. The Group controls an investee when it is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect those returns through its power over the investee. The Group elects voting interest entity model (referred to as the “VOE” model) in consolidation as the Group has a controlling financial interest in an entity. A controlling financial interest is generally based on the concept that a reporting entity should have the unilateral right to make the significant financial and operating decisions of an entity without regard to probability. In the Company’s separate financial statements, investments in subsidiaries are accounted for at cost less impairment losses.

The consolidated financial statements of Group include the accounts of Trio-Tech International and its subsidiaries. Intercompany transactions and balances have been eliminated.

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

In June 2016, FASB issued ASU 2016-13 ASC Topic 326, Financial Instruments — Credit Losses (“ASC Topic 326”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASC Topic 326 is effective for the Company for annual periods beginning after December 15, 2022. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements.

Other new pronouncements issued but not yet effective until after March 31, 2022, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Mar. 31, 2022 (Unaudited)	June 30, 2021

Short-term deposits	$4,961	$6,353
Currency translation effect on short-term deposits	(8)	298
Total short-term deposits	4,953	6,651
Restricted term deposits	1,736	1,682
Currency translation effect on restricted term deposits	(1)	59
Total restricted term deposits	1,735	1,741
Total term deposits	$6,688	$8,392

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of March 31, 2022, and June 30, 2021, was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31, 2022 (Unaudited)	June 30, 2021
Beginning	$311	$314
Additions charged to expenses	44	5
Recovered	(105)	(14)
Write-off	-	(16)
Currency translation effect	3	22
Ending	$253	$311

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of March 31, 2022.

	Loan Expiry Date	Loan Amount (RMB)	Loan Amount (U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	314
Less: allowance for doubtful receivables		(2,000)	(314)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	788
Less: transfer – downpayment for purchase of investment property		(5,000)	(788)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $314 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project – Yu Jin Jiang An) located in Chongqing City, China in fiscal 2011. Based on TTI’s financial policy, a provision for doubtful receivables of $314 on the investment in JiangHuai was recorded during fiscal 2014. TTCQ did not generate other income from JiangHuai for the quarter ended March 31, 2022 or for the fiscal year ended June 30, 2021. TTCQ is in the legal process of recovering the outstanding amount of approximately $314.

The loan amounting to RMB 5,000, or approximately $788, arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in fiscal 2011. The amount was unsecured and repayable at the end of the term. The book value of the loan receivable approximates its fair value. During fiscal year 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

6.  INVENTORIES

Inventories consisted of the following:

	Mar. 31, 2022 (Unaudited)	June 30, 2021

Raw materials	$1,340	$1,152
Work in progress	1,332	1,218
Finished goods	319	325
Less: provision for obsolete inventories	(709)	(679)
Currency translation effect	(10)	64
	$2,272	$2,080

The following table represents the changes in provision for obsolete inventories:

	Mar. 31, 2022 (Unaudited)	June 30, 2021

Beginning	$679	$678
Additions charged to expenses	25	13
Usage – disposition	-	(28)
Currency translation effect	5	16
Ending	$709	$679

7.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China (with estimated 20 years useful life in years) as of March 31, 2022. The exchange rate is based on the market rate as of March 31, 2022.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2019	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2020	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(15)
Gross investment in rental property		9,649	1,514
Accumulated depreciation on rental property	Mar 31, 2022	(7,402)	(1,145)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(5,488)	(878)
Net investment in property – China		4,161	636

The following table presents the Company’s investment in properties in China (with estimated 20 years useful life in years) as of June 30, 2021. The exchange rate is based on the market rate as of June 30, 2021.

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

Property purchased from MaoYe generated a rental income $nil and $4 during the three and nine months ended March 31, 2022, as compared to $6 and $9 for the same periods, respectively, in last fiscal year.

Depreciation expense for MaoYe was $4 and $12 for the three and nine months ended March 31, 2022 and 2021, respectively as compared to $4 and $11 for the same period in the lsat fiscal year.

Rental Property II - JiangHuai

In fiscal year 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. TTCQ has yet to receive the title deed for these properties. TTCQ was in the legal process of obtaining the title deed until the developer encountered cash flow difficulties in recent years. Since fiscal year 2018, JiangHuai has been under liquidation and is now undergoing asset distribution. During the third quarter of fiscal 2022, TTCQ agreed to the local court’s administration’s proposal for the amounts owed by JiangHuai to be paid to TTCQ in the form of assets after the fall through of the three auctions conducted. Nonetheless, this is not expected to affect the property’s recoverable amount but, in view of the COVID-19 pandemic and the complexity of this case, the process and execution will take some time.

Property purchased from JiangHuai did not generate any rental income for the three and nine months ended March 31, 2022 and 2021.

Depreciation expense for JiangHuai was $7 and $21 for the three and nine months ended March 31, 2022, as compared to $6 and $19 for the same period in last fiscal year.

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

For the other leased property, TTCQ renewed the lease agreement to rent out the 161 square meter space at a monthly rate of RMB10, or approximately $1, from November 1, 2019, to October 31, 2020. After which, TTCQ renewed the lease agreement at a monthly rate of RMB10, or approximately $1, from November 1, 2020, to April 30, 2021, and May 1, 2021, to October 31, 2021. As the space is currently vacant, TTCQ is actively searching for a tenant for this space.

Properties purchased from FuLi generated a rental income of $4 and $19 for the three and nine months ended March 31, 2022, as compared to $5 and $12 for the same period in the last fiscal year.

Depreciation expense for FuLi was $8 and $23 for the three and nine months ended March 31, 2022, respectively, as compared to $7 and $22 for the same period in the last fiscal year.

Summary

Total rental income for all investment properties in China was $4 and $23 for the three and nine months ended March 31, 2022, as compared to $11 and $21 for the same periods, respectively, in the last fiscal year.

Depreciation expenses for all investment properties in China were $19 and $56 for the three and nine months ended March 31, 2022, respectively, as compared to $17 and $52 same periods, respectively, in the last fiscal year.

8.   OTHER ASSETS

Other assets consisted of the following:

	Mar. 31, 2022 (Unaudited)	June 30, 2021
Down payment for purchase of investment properties *	$-	$-
Down payment for purchase of property, plant and equipment	6	372
Deposits for rental and utilities and others	153	160
Currency translation effect	(18)	(270)
Total	$141	$262

*Down payment for purchase of investment properties included:

	RMB	US Dollars
Original Investment (10% of Jun Zhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	788
Interest Receivable	1,250	197
Less: Impairment of Interest	(906)	(143)
Transferred to Down Payment (Note *b)	5,344	842
* Down Payment for Purchase of Investment Properties	10,207	1,623
Less: Provision of Impairment loss on other assets	(10,207)	(1,623)
* Down Payment for Purchase of Investment Properties	-	-

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

In fiscal year 2014, the Company disposed of its entire 10% interest in the joint venture. The Company recognized the disposal of its 10% investment in Jun Zhou based on the recorded net book value of RMB5 million or equivalent to $788, from net considerations paid, in accordance with US GAAP under ASC Topic 845 Non-monetary Consideration, and it’s presented under “Other Assets” as noncurrent assets to defer the recognition of the gain on the disposal of the 10% interest in the joint venture investment until such time that the consideration is paid, so that the gain can be ascertained. As of Mar 31, 2022, asset reorganization undertaken by local government still in process.

b)

Amounts of RMB 5,000, or approximately $788, as disclosed in Note 5, plus the interest receivable on long term loan receivable of RMB 1,250, or approximately $197, and impairment on interest of RMB 906, or approximately $143.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in Singapore Themed Resort Project. The initial targeted date of completion was in fiscal year 2017. However, the progress has been delayed as the developer is currently undergoing asset reorganization process, to re-negotiate with their creditors to complete the project.

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

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of March 31, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.25%	-	$4,214	$3,900
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$1,109	$900
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$358	$358

As of June 30, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$4,806
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

10.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Mar. 31, 2022 (Unaudited)	June 30, 2021
Payroll and related costs	$1,641	$1,362
Commissions	81	51
Legal and audit	412	321
Sales tax	488	9
Utilities	153	91
Warranty	16	14
Accrued purchase of materials and property, plant and equipment	362	144
Provision for reinstatement	309	290
Deferred income	60	67
Other accrued expenses	347	279
Currency translation effect	1	62
Total	$3,870	$2,690

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

	Mar. 31, 2022 (Unaudited)	June 30, 2021
Beginning	$14	$12
Additions charged to cost and expenses	2	7
Reversal	-	(4)
Currency translation effect	-	(1)
Ending	$16	$14

12.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Mar. 31, 2022 (Unaudited)	June 30, 2021
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (3.60% for March 31, 2022 and June 30, 2021) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,543 and $2,579, as at March 31, 2022 and June 30, 2021, respectively.	1,571	1,885

Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	145	175

Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through Dec 2026.	246	-
Total bank loans payable	$1,962	$2,060

Current portion of bank loans payable	498	428
Currency translation effect on current portion of bank loans	(5)	11
Current portion of bank loans payable	493	439
Long-term portion of bank loans payable	1,487	1,564
Currency translation effect on long-term portion of bank loans	(17)	57
Long-term portion of bank loans payable	$1,470	$1,621

Future minimum payments (excluding interest) as at March 31, 2022, were as follows:

Remainder of fiscal 2022	$459
2023	512
2024	311
2025	233
2026	227
Thereafter	221
Total obligations and commitments	$1,962

Future minimum payments (excluding interest) as at June 30, 2021, were as follows:

2022	$439
2023	457
2024	462
2025	208
2026	171
Thereafter	323
Total obligations and commitments	$2,060

13.   COMMITMENTS AND CONTINGENCIES

Trio-Tech (Malaysia) Sdn. Bhd. has no capital commitments as at March 31, 2022, as compared to capital commitment of $93 as at June 30, 2021.

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

All intersegment revenue was from the manufacturing segment to the testing and distribution segments. Total intersegment revenue was $232 for the three months ended March 31, 2022, as compared to $375 for the same period in the last fiscal year. Corporate assets mainly consisted of cash and prepaid expenses. Corporate expenses mainly consisted of stock option expenses, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments. The following segment information table includes segment operating income or loss after including the corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment information is unaudited for the nine months ended March 31, 2022 and March 31, 2021:

Business Segment Information:

	Nine Months Ended Mar. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2022	$10,187	107	14,204	318	103
	2021	$9,324	277	12,576	310	214

Testing Services	2022	13,983	1,000	24,030	1,884	1,040
	2021	10,018	(993)	21,364	1,859	407

Distribution	2022	8,038	1,108	1,601	-	-
	2021	3,790	407	983	-	-

Real Estate	2022	23	(86)	1,730	61	1
	2021	22	(84)	3,784	55	-

Corporate &	2022	-	(632)	238	-	-
Unallocated	2021	-	(36)	418	-	-

Total Company	2022	$32,231	1,496	41,803	2,263	1,144
	2021	$23,154	(429)	39,125	2,224	621

The following segment information is unaudited for the three months ended March 31, 2022, and March 31, 2021:

Business Segment Information:

	Three Months Ended Mar. 31,	Net Revenue	Operating Income / (Loss)	Total Assets	Depr. And Amort.	Capital Expenditures
Manufacturing	2022	$3,097	(145)	14,204	110	8
	2021	$3,130	214	12,576	98	60

Testing Services	2022	4,417	(124)	24,030	633	341
	2021	3,504	(320)	21,364	637	344

Distribution	2022	3,620	576	1,601	(2)	-
	2021	1,467	163	983	-	-

Real Estate	2022	4	(35)	1,730	20	-
	2021	11	(23)	3,784	20	-

Corporate &	2022	-	(402)	238	-	-
Unallocated	2021	-	(99)	418	-	-

Total Company	2022	$11,138	(130)	41,803	761	349
	2021	$8,112	(65)	39,125	755	404

15. OTHER INCOME

Other income consisted of the following:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2022	2021	2022	2021
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	$13	$26	$51	$96
Other rental income	30	25	88	70
Exchange (loss) / Gain	(9)	58	(13)	(79)
Bad debt recovery	-	-	104	10
Dividend income	-	-	-	32
Government grant	62	152	160	412
Commission income	-	-	200	-
Other miscellaneous income	31	12	79	86
Total	$127	$273	$669	$627

The Company received financial assistance in the form of government grants from the Malaysia and Thailand governments amid the COVID-19 pandemic. The grants amounted to $nil and $61 for the three and nine months ended March 31, 2022, respectively.

The Company received financial assistance in the form of government grants from the Singapore and Malaysia governments amid the COVID-19 pandemic. The grants amounted to $107 and $350 for the three and nine months ended March 31, 2021, respectively.

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

Due to the enactment of the Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $Nil for the period ended March 31, 2022.

The Company's income tax expense was $170 and $503 for the 3 months and 9 months ended March 31, 2022, respectively as compared to $118 and $125 for the 3 months and 9 months ended March 31, 2021. Our effective tax rate (“ETR”) from continuing operations was 500.0% and 64.5% for the quarters ended March 31, 2022 and March 31, 2021, respectively. The increase in effective tax rate was due to Singapore operations incurring higher income tax due to full utilization of tax allowances coupled with the additional tax arising from under provision of tax expenses for the financial year ended 2020.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at March 31, 2022.

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

The following table is the reconciliation of contract balances.

	Mar. 31, 2022 (Unaudited)	June 30, 2021
Trade Accounts Receivable	10,585	8,293
Accounts Payable	2,220	3,702
Contract Assets	594	337
Contract Liabilities	1,172	673

Remaining Performance Obligation

As at March 31, 2022, the Company had $636 of remaining performance obligations, which represents our obligation to deliver products and services within 2 years

As at June 30, 2021, the Company had $924 of remaining performance obligations, which represents our obligation to deliver products and services.

Refer to Note 15 “Business Segments” of the Notes to Condensed Consolidated Financial Statements for information related to revenue.

18.   (LOSSES) / EARNINGS PER SHARE

Options to purchase 698,875 shares of Common Stock at exercise prices ranging from $3.28 to $7.76 per share were outstanding as of March 31, 2022. 140,500 stock options were excluded in the computation of diluted EPS for the three and nine months ended March 31, 2022, because they were anti-dilutive.

Options to purchase 674,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of March 31, 2021. 140,000 stock options were excluded in the computation of diluted EPS for three and nine months ended March 31, 2021 because they were anti-dilutive

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

(Loss)/income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(167)	$177	$1,603	$418
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	-	1	2	(13)
Net (loss)/income attributable to Trio-Tech International Common Shareholders	$(167)	$178	$1,605	$405

Weighted average number of common shares outstanding - basic	3,949	3,913	3,949	3,913

Dilutive effect of stock options	272	133	191	117
Number of shares used to compute earnings per share - diluted	4,221	4,046	4,140	4,030

Basic (losses) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.04)	0.05	0.40	0.11
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$(0.04)	$0.05	$0.40	$0.11

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$(0.04)	0.04	0.38	0.10
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$(0.04)	$0.04	$0.38	$0.10

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

2017 Employee Stock Option Plan

The Company’s 2017 Employee Plan permits the grant of stock options to its employees covering up to an aggregate of 300,000 shares of Common Stock. The Company’s board of directors approved an amendment to the 2017 Employee Plan in December 2021 to increase the shares covered thereby from 300,000 shares to an aggregate of 600,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2021. Under the 2017 Employee Plan, all options must be granted with an exercise price of not less than fair value as of the grant date and the options granted must be exercisable within a maximum of ten years after the date of grant, or such lesser period of time as is set forth in the stock option agreements. The options may be exercisable (a) immediately as of the effective date of the stock option agreement granting the option, or (b) in accordance with a schedule related to the date of the grant of the option, the date of first employment, or such other date as may be set by the Compensation Committee. Generally, options granted under the 2017 Employee Plan are exercisable within five years after the date of grant and vest over the period as follows: 25% vesting on the grant date and the remaining balance vesting in equal installments on the next three succeeding anniversaries of the grant date. The share-based compensation will be recognized in terms of the grade method on a straight-line basis for each separately vesting portion of the award. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Employee Plan).

During the third quarter of fiscal year 2022, 40,500 stock options were granted under the 2017 Employee Plan. There were 41,125 stock options exercised during the nine-month period ended March 31, 2022. The Company recognized $106 stock-based compensation expenses during the nine months ended March 31, 2022.

During the third quarter of fiscal year 2021, the Company granted options to purchase 71,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan. There were no stock options granted under the 2017 Employee Plan exercised during the nine-month period ended March 31, 2021. The Company recognized $45 in stock-based compensation expenses during the nine months ended March 31, 2021.

As of March 31, 2022, there were vested stock options granted under the 2017 Employee Plan covering a total of 170,500 shares of Common Stock. The weighted-average exercise price was $4.81 and the weighted average remaining contractual term was 2.24 years.

As of March 31, 2021, there were vested stock options granted under the 2017 Employee Plan covering a total of 149,750 shares of Common Stock. The weighted-average exercise price was $4.46 and the weighted average remaining contractual term was 2.99 years.

A summary of option activities under the 2017 Employee Plan during the nine months period ended March 31, 2022, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	267,000	$4.21	3.22	$290
Granted	40,500	-	-	-
Exercised	(41,125)	2.86	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	266,375	$4.96	2.80	$621
Exercisable at March 31, 2022	170,500	$4.81	2.24	$415

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2022, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2021	102,250	$2.29
Granted	40,500	-
Vested	(46,875)	-
Forfeited	-	-
Non-vested at March 31, 2022	95,875	$5.23

A summary of option activities under the 2017 Employee Plan during the nine months period ended March 31, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	196,000	$3.92	3.72	$36.00
Granted	71,000	5.03	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	267,000	$4.21	3.47	$210.40
Exercisable at March 31, 2021	149,750	$4.46	2.99	$106.07

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2021, is presented below:

	Options	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2020	98,000	$3.39
Granted	71,000	-
Vested	(51,750)	-
Forfeited	-	-
Non-vested at March 31, 2021	117,250	$3.90

2007 Employee Stock Option Plan

The 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Employee Plan permitted the issuance of options to employees.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Employee Plan during the nine months ended March 31, 2022, and March 31, 2021 respectively.

There were 37,500 options exercised during the nine months ended March 31, 2022 and none exercised in March 31, 2021. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2022, and March 31, 2021.

As of March 31, 2022, there were no vested stock options granted under the 2007 Employee Plan.

As of March 31, 2021, there were vested stock options granted under the 2007 Employee Plan covering a total of 37,500 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average remaining contractual term was 0.99 years.

A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2022, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2021	37,500	$4.14	0.75	$34
Granted	-	-	-	-
Exercised	(37,500)	4.14	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	-	$-	-	$-

There were no non-vested employee stock options during the nine months ended March 31, 2022.

A summary of option activities under the 2007 Employee Plan during the nine months ended March 31, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	77,500	$3.69	1.22	$-
Granted	-	-	-	-
Exercised	(40,000)	3.26	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	37,500	$4.14	0.99	$13.13
Exercisable at March 31, 2021	37,500	$4.14	0.99	$13.13

There were no non-vested employee stock options during the nine months ended March 31, 2021.

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

During the third quarters of fiscal year 2022, the Company granted options to purchase 100,000 shares of its Common Stock pursuant to the 2017 Directors Plan. There were no stock options exercised during the nine months ended March 31, 2022. The Company recognize $353 stock-based compensation expenses during the nine months ended March 31, 2022.

During the third quarter of fiscal year 2021, the Company granted options to purchase 80,000 shares of its Common Stock pursuant to the 2017 Directors Plan. There were no stock options exercised during the nine months ended March 31, 2021. The Company recognized $99 stock-based compensation expenses during the nine months ended March 31, 2021.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of March 31, 2022, or March 31, 2021.

As of March 31, 2022, there were vested stock options granted under the 2017 Directors Plan covering a total of 420,000 shares of Common Stock. The weighted-average exercise price was $5.10 and the weighted average remaining contractual term was 3.10 years.

As of March 31, 2021, there were vested stock options granted under the 2017 Directors Plan covering a total of 320,000 shares of Common Stock. The weighted-average exercise price was $4.27 and the weighted average remaining contractual term was 3.47 years.

A summary of option activities under the 2017 Directors Plan during the three months ended March 31, 2022, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	320,000	$4.27	3.22	$340
Granted	100,000	7.76	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	420,000	5.10	0.60	942
Exercisable at March 31, 2022	420,000	5.10	3.07	942

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	240,000	$3.93	3.75	$48.00
Granted	80,000	5.27	4.89	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	320,000	$4.27	3.47	$253.6
Exercisable at March 31, 2021	320,000	$4.27	3.47	$253.6

2007 Directors Equity Incentive Plan

The 2007 Directors Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. However, the options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms. The 2007 Directors Plan permitted the issuance of options to directors.

As the 2007 Plan has terminated, the Company did not grant any options pursuant to the 2007 Directors Plan during the nine months ended March 31, 2022, and March 31, 2021.

There were 50,000 stock options exercised during the nine months ended March 31, 2022. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2022.

200,000 shares of stock options were exercised during the nine months ended March 31, 2021. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2021.

As of March 31, 2022, there were no vested stock options granted under the 2007 Directors Plan

As of March 31, 2021, there were vested stock options granted under the 2007 Directors Plan covering a total of 50,000 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average remaining contractual term was 0.99 years.

A summary of option activities under the 2007 Directors Plan during the three months ended March 31, 2022, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	50,000	$4.14	0.75	$45
Granted	-	-	-	-
Exercised	(50,000)	4.14	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	-	$-	-	$-
Exercisable at March 31, 2022	-	$-	-	$-

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2021 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	250,000	$3.32	0.83	$22.00
Granted	-	-	-	-
Exercised	(200,000)	3.12	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	50,000	$4.14	0.99	$17.50
Exercisable at March 31, 2021	50,000	$4.14	0.99	$17.50

20.  LEASES

Company as Lessor

Operating leases where we are lessor arise from the leasing of the Company’s commercial and residential real estate investment property. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expenses relating to the property held as investments in operating leases was $56 for and $52 for both the 9 months ended March 31, 2022, and March 31, 2021.

Future minimum rental income in China and Thailand to be received from fiscal year 2022 to fiscal year 2023 on noncancelable operating leases is contractually due as follows as of March 31, 2022:

Remainder of fiscal 2022	$39
Fiscal 2023	8
$47

Future minimum rental income in China and Thailand to be received from fiscal year 2022 to fiscal year 2023 on noncancelable operating leases is contractually due as follows as of June 30, 2021:

Fiscal 2022	$145
Fiscal 2023	16
$161

Sales-type leases under which the Company is the lessor arise from the lease of four units of chiller systems. The Company classifies its lease arrangements at inception of the arrangement. The lease term is 3 years, contains an automatic transfer of title at the end of the lease term and a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as taxes.

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of four units of chiller systems are as follows:

Components of Lease Balances	March 31,
2022
Assets
Gross financial sales receivable	$48
Unearned finance income	(4)
Financed sales receivable	$44

Net financed sales receivables due within one year	$21
Net financed sales receivables due after one year	$23

As of March 31, 2022, the financed sale receivables had a weighted average effective interest rate of 11.2% and weighted average remaining lease term of 2.0 years.

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to three years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

	Mar. 31, 2022 (Unaudited)	June 30, 2021

Finance Leases (Plant and Equipment)
Plant and equipment, at cost	1,819	1,413
Accumulated depreciation	(1,182)	(1,199)
Plant and Equipment, Net	637	214
Current portion of finance leases	136	197
Net of current portion of finance leases	152	253
Total Finance Lease Liabilities	288	450

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets	2,602	1,876
Current portion of operating leases	758	672
Net of current portion of operating leases	1,844	1,204
Total Operating Lease Liabilities	2,602	1,876

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$9	$15	$20	$35
Amortization of right-of-use assets	60	135	150	260
Total finance lease cost	69	150	170	295

Operating Lease Costs	$331	$191	$801	$566

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Nine months ended	Nine months ended
	Mar. 31,	Mar. 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(20)	$(32)
Operating cash flows from operating leases	(801)	(565)
Finance cash flows from finance leases	(168)	(192)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	132	2,070

Weighted-Average Remaining Lease Term:
Finance leases	3.62	2.85
Operating leases	3.23	3.36
Weighted-Average Discount Rate:
Finance leases	3.60%	3.35%
Operating leases	4.83%	4.83%

As of March 31, 2022, the maturities of the Company's operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year	$	$
Remainder of 2022	309	42
2023	841	136
2024	595	109
2025	581	22
2026	446	-
Thereafter	73	-
Total future minimum lease payments	2,845	309
Less: amount representing interest	(243)	(21)
Present value of net minimum lease payments	2,602	288

Presentation on statement of financial position	$	$
Current	758	136
Noncurrent	1,844	152

As of June 30, 2021, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year	$	$
2022	748	218
2023	537	137
2024	313	111
2025	291	22
Thereafter	156	-
Total future minimum lease payments	2,045	488
Less: amount representing interest	(169)	(38)
Present value of net minimum lease payments	1,876	450

Presentation on statement of financial position	$	$
Current	672	197
Noncurrent	1,204	253

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2022 and 2021.

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

22. CONCENTRATION OF CUSTOMERS

The Company had two major customers that accounted for the following revenue and trade account receivables:

	For the Period Ended Mar 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue
- Customer A	41.6%	37.7%
- Customer B	19.5%	9.7%
Trade Account Receivables
- Customer A	39.6%	34.7%
- Customer B	20.1%	11.8%

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

TTI generated approximately 99.9% of its revenue from its three core business segments in the test and measurement industry, i.e., manufacturing of test equipment, testing services and distribution of test equipment during the three months ended March 31, 2022. The Real Estate segment contributed only 0.1% to the total revenue during the three months ended March 31, 2022.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the "front-end" and the "back-end" manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature-controlled chucks, wet benches and more.

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia and the U.S. Our customers include both manufacturers and end users of semiconductor and electronic components who look to us when they do not want to establish their own facilities. The independent tests are performed to industry and customer specific standards.

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

During the quarter ended March 31, 2022, the Company was required to close its facility in Tianjin, China in compliance with the Tianjin city government's imposed lockdown measures for mandatory testing of Tianjin city's residents and China’s ZERO-COVID policy. The Company then resumed 100% operating capacity in Tianjin, China operation by January 21, 2022. The Company had suffered negative financial impact from these twelve days closed down, which had lost its revenue of approximately $260.

The health and safety of our employees and our customers are a top priority for us. In an effort to protect our employees, we took and continue to take proactive and aggressive actions, starting with the earliest signs of the outbreak, to adopt social distancing policies at our locations, including working from home and suspending employee travel. Our operations have been classified as part of the global supply chain and essential businesses in many jurisdictions, and employees who are working onsite are required to adhere to strict safety measures, including the use of masks and sanitizer, wellness screenings prior to accessing work sites, staggered break times to prevent congregation, prohibitions on physical contact with coworkers or customers, restrictions on access through only a single point of entry and exit, and utilizing video conferencing. We have also incorporated other rules such as restricting visitors to any of our facilities that remain open and proactively providing employees with hand sanitizer. Most of these safeguards and procedures have been removed in our Singapore and Malaysia operations subsequent to the quarter ended March 31, 2022.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of March 31, 2022, and through the date of filing of this Quarterly Report dated May 16, 2022 using reasonably available information as of those dates. Those accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of long-lived tangible assets and the valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended March 31, 2022, the Company believes the full impact of the pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements.

As of March 31, 2022, the Company had cash and cash equivalents and short-term deposits totaling $12,431 and an unused line of credit of $5,158. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

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

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policy, we have identified the most critical accounting policies upon which our financial status depends. We determined that those critical accounting policies are related to inventory valuation; allowance for doubtful accounts; revenue recognition; impairment of property, plant and equipment; investment properties and income tax. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Account Receivables and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. We generally do not require collateral from customers. We maintain our cash accounts at creditworthy financial institutions.

The Company’s management considers the following factors when determining the collectibility of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of March 31, 2022.

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

While we have not identified any changes in circumstances requiring further impairment test in fiscal year 2022 other than the circumstances related to the Singapore Theme Resort Project, we will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we may incur additional impairment charges.

During the fourth quarter of fiscal 2021, The Company recorded an impairment charge of $1,580 related to the doubtful recovery of a down payment on shop lots in the Singapore Theme Resort Project in Chongqing, China. The Company elected to take this noncash impairment charge because of increased uncertainties regarding the project’s viability given the developers’ weakening financial condition as well as uncertainties arising from the negative real estate environment in China, implementation of control measures on real estate lending and its relevant government policies, together with effects of the ongoing pandemic.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. Management believed it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full allowance was provided as of March 31, 2022 and 2021.

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

Third Quarter Fiscal Year 2022 Highlights

●	Total revenue increased by $3,026, or 37.3%, to $11,138 in the third quarter of fiscal year 2022, compared to $8,112 for the same period in fiscal year 2021.
●	Manufacturing segment revenue decreased by $33, or 1.1%, to $3,097 for the third quarter of fiscal year 2022, compared to $3,130 for the same period in fiscal year 2021.
●	Testing segment revenue increased by $913, or 26.1%, to $4,417 for the third quarter of fiscal year 2022, compared to $3,504 for the same period in fiscal year 2021.
●	Distribution segment revenue increased by $2,153, or 146.8%, to $3,620 for the third quarter of fiscal year 2022, compared to $1,467 for the same period in fiscal year 2021.
●	Real estate segment rental revenue decreased by $7 to $4 for the third quarter of fiscal year 2022, compared to $11 for the same period in fiscal year 2021.
●	The overall gross profit margin decreased by 3.2% to 22.2% for the third quarter of fiscal year 2022, from 25.4% for the same period in fiscal year 2021.
●	General and administrative expenses increased by $455, or 23.7%, to $2,378 for the third quarter of fiscal year 2022, from $1,923 for the same period in fiscal year 2021.
●	Selling expenses increased by $23, or 18.7%, to $146 for the third quarter of fiscal year 2022, from $123 for the same period in fiscal year 2021.
●	Other income decreased by $146, or 53.5% to $127 in the third quarter of fiscal year 2022, compared to $273 in the same period in fiscal year 2021.
●	Loss from operations was $130 for the third quarter of fiscal year 2022, an increase of $65 as compared to $65 for the same period in fiscal year 2021.
●	Income tax expenses was $170 in the third quarter of fiscal year 2022, an increase of $52 as compared to $118 in the same period in fiscal year 2021.
●

During the third quarter of fiscal year 2022, loss from continuing operations before noncontrolling interest, net of tax was $204, as compared to income from continuing operations before noncontrolling interest of $65 for the same period in fiscal year 2021.

●	Net loss attributable to noncontrolling interest for the third quarter of fiscal year 2022 was $37, an improvement of $75 as compared to $112 in the same period in fiscal year 2021.
●	Basic earnings per share for the third quarter of fiscal year 2022 were negative $0.04, as compared to earnings per share of $0.05 for the same period in fiscal year 2021.
●	Dilutive earnings per share for the third quarter of fiscal year 2022 were negative $0.04, as compared to earnings per share of 0.04 for the same period in fiscal year 2021.
●	Total assets increased by $3,497 to $41,803 as of March 31, 2022, compared to $38,306 as of June 30, 2021.
●	Total liabilities increased by $1,173 to $13,426 as of March 31, 2022, compared to $12,253 as of June 30, 2021.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three months and nine months ended March 31, 2022 and 2021, respectively.

Revenue Components	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2022	2021	2022	2021

Manufacturing	27.8%	38.6%	31.6%	40.3%
Testing Services	39.6	43.2	43.4	43.3
Distribution	32.5	18.1	24.9	16.3
Real Estate	0.1	0.1	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three and nine months ended March 31, 2022 was $11,138 and $32,231, respectively, an increase of $3,026 and $9,077, respectively, when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue increased by 37.3% and 39.2% for the three and nine months ended March 31, 2022, respectively, when compared to revenue for the same period of the prior year.

For the three and nine months ended March 31, 2022, the $3,026 and $9,077 increase in overall revenue was primarily due to

●	an increase in the testing segment in Singapore, China, Malaysia and Thailand operations; and
●	an increase in the distribution segment in Singapore operations;

These increases were partially offset by:

●	a decrease in the manufacturing segment in the U.S. operation.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $3,214 (or 41.7%), to $10,927 and by $9,318 (or 42.4%) to $31,262 for the three and nine months ended March 31, 2022, respectively, as compared with $7,713 and $21,944, respectively, for the same period of last fiscal year.

Total revenue into and within the U.S. was $222 and $988 for the three and nine months ended March 31, 2022, respectively, a decrease of $177 and $222 from $399 and $1,210 for the same periods of the prior year, respectively.

Revenue within our four current segments for the three and nine months ended March 31, 2022, is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment was 27.8% and 31.6% as a percentage of total revenue for the three and nine months ended March 31, 2022, respectively, a decrease of 10.8% and 8.7% of total revenue, respectively, when compared to the same periods of the last fiscal year. The absolute amount of revenue decreased by $33 to $3,097 from $3,130 and increased by $863 to $10,187 from $9,324 for the three and nine months ended March 31, 2022, respectively, compared to the same periods of the last fiscal year.

Revenue in the manufacturing segment from one customer accounted for 44.2% and 23.1% of our total revenue in the manufacturing segment for the three months ended March 31, 2022 and 2021, respectively, and 40.3% and 27.5% of our total revenue in the manufacturing segment for the nine months ended March 31, 2022 and 2021, respectively.

The future revenue in our manufacturing segment will be affected by this one customer's purchase and capital expenditure plans if the customer base cannot be increased.

Testing Services Segment

The testing segment's revenue was 39.6% for the three months ended March 31, 2022, representing a decrease of 3.6%, compared to 43.2% for the same periods of the last fiscal year. Revenue in the testing segment was 43.4% as a percentage of total revenue for the nine months ended March 31, 2022, remaining consistent compared to the same period of the last fiscal year. The absolute amount of revenue increased by $913 to $4,417 from $3,504 and increased by $3,965 to $13,983 from $10,018 for the three and nine months ended March 31, 2022, respectively, as compared to the same periods of the last fiscal year.

During the third quarter of fiscal year 2022, the Company incorporated Trio-Tech (Jiangsu) Co. Ltd. (“TTJS”), located in Suzhou, China together with Suzhou Anchuang Technology Management L.L.P. (“SATM”) to provide subcontract services in the semiconductor and/or other related services in the electronics industry, mainly in Suzhou, China.

Based on our current visibility, revenue attributable to this joint venture is not expected to be material this fiscal year, as the joint venture company is in the development stage at this time.

The revenue in the testing segment from the one customer noted above accounted for 59.5% and 58.6% of our revenue in the testing segment for the three months ended March 31, 2022 and 2021, respectively, and 62.09% and 58.8% of our total revenue in the testing segment for the nine months ended March 31, 2022 and 2021, respectively. The future revenue in the testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment was 32.5% and 24.9% as a percentage of total revenue for the three and nine months ended March 31, 2022, respectively, an increase of 14.4% and 8.6%, respectively, compared to the same periods of the last fiscal year. The absolute amount of revenue increased by $2,153 to $3,620 from $1,467 and increased by $4,248 to $8,038 from $3,790 for the three and nine months ended March 31, 2022, respectively, compared to the same periods of the last fiscal year.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts.  Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The real estate segment accounted for 0.1% of total revenue for both the three and nine months ended March 31, 2022, respectively. The absolute amount of revenue decreased by $7 to $4 from $11 and remained comparable for the three and nine months ended March 31, 2022, respectively, compared to the same periods of the last fiscal year.

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

Comparison of the Three Months Ended March 31, 2022, and March 31, 2021

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2022 and 2021 respectively:

	Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of sales	77.8	74.6
Gross Margin	22.2%	25.4%
Operating expenses
General and administrative	21.4%	23.7%
Selling	1.3	1.5
Research and development	0.7	1.0
Total operating expenses	23.4%	26.2%
Loss from Operations	(1.2)%	(0.8)%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 3.2% to 22.2% for the three months ended March 31, 2022, from 25.4% for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 13.1% to 18.3% for the three months ended March 31, 2022, as compared to 31.4% for the same period in the last fiscal year. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $415 to $567 for the three months ended March 31, 2022, from $982 for the same period in the last fiscal year. The decrease in gross profit margin was primarily due to a higher proportion of lower profit margin product sales for the three months ended March 31, 2022.

Gross profit margin as a percentage of revenue in the testing segment increased by 4.0% to 28.3% for the three months ended March 31, 2022, compared to 24.3% in the same period of the last fiscal year. The increase in gross profit margin was mainly due to an increase in orders across the Group, coupled with the price adjustments. Significant portions of our cost of goods sold are fixed in the testing segment.  Thus, as the demand for services and factory utilization increases, the fixed costs are spread over the increased output, which increases the gross profit margin. In absolute dollar amounts, gross profit in the testing segment increased by $395 to $1,248 for the three months ended March 31, 2022, from $853 for the same period of the last fiscal year.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of fluctuations in market demand. Gross profit margin as a percentage of revenue in the distribution segment increased by 2.7% to 18.6% for the three months ended March 31, 2022, from 15.9% in the same period of the last fiscal year.  In absolute dollar amounts, gross profit in the distribution segment for the three months ended March 31, 2022, was $675, indicating an increase of $442, compared to $233 in the same period of the last fiscal year. The increase in gross margin as a percentage of revenue was due to an increase in the distribution revenue.

In absolute dollar amounts, for the three months ended March 31, 2022, gross loss in the real estate segment was $16, as compared to $8 for the same period of last fiscal year.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Unaudited)	2022	2021
General and administrative	$2,378	$1,923
Selling	146	123
Research and development	80	79
Total	$2,604	$2,125

General and administrative expenses increased by $455, or 23.7%, from $1,923 to $2,378 for the three months ended March 31, 2022, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly attributable to the higher stock option compensation expenses led by the higher volatility of stock prices.

Selling expenses increased by $23, or 18,7%, from $123 to $146 for the three months ended March 31, 2022, compared to the same period of the last fiscal year. The increase in selling expenses was primarily attributable to an increase in commission expenses in the distribution segment of the Singapore operations as a result of an increase in commissionable revenue, coupled with an increase in payroll-related expenses in Thailand operation.

Loss from Operations

Loss from operations was $130 for the three months ended March 31, 2022, an increase of $65, compared to $65 loss from operations for the same period of last fiscal year. The result was mainly due to the increase in operating expenses, offset with the increase in gross profit margin, as previously discussed.

Interest Expense

Interest expense for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Unaudited)	2022	2021
Interest expenses	$31	$25

Interest expense was $31 for the three months ended March 31, 2022, an increase of $6, or 24.0%, compared to $25 for the three months ended March 31, 2021. As of March 31, 2022, the Company had an unused line of credit of $5,158 as compared to $5,520 at March 31, 2021.

Other Income

Other income for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Unaudited)	2022	2021
Interest income	$13	26
Other rental income	30	25
Exchange (loss) / gain	(9)	58
Government grant	62	152
Other miscellaneous income	31	12
Total	$127	$273

Other income decreased by $146 from $273 to $127 for the three months ended March 31, 2022 compared to the same period in the last fiscal year. The decrease was primarily due to a decrease in the government grant received amounting to $90, coupled with an increase of 67 in exchange loss.

In the three months ended March 31, 2022, the Company received government grants aggregating $62 from the local government in the Malaysia and Thailand operations, of which $nil reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic.

In the three months ended March 31, 2021, the Company received government grants aggregating $152 from the local government in the Singapore and Malaysia operations, of which $107 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic.

Income Tax Expenses

The Company's income tax expense was $170 and $118 for the three months ended March 31, 2022, and March 31, 2021, respectively. Income tax expenses increased despite increased of loss mainly due to Singapore operations incurring higher income tax due to full utilization of tax allowances coupled with the additional tax arising from under provision of tax expenses for the financial year ended 2020.

Noncontrolling Interest

As of March 31, 2022, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% of interest in Trio-Tech JiangSu Ltd. The share of net loss from the subsidiaries by the noncontrolling interest for the three months ended March 31, 2022 was $37, a decrease of $75 compared to the share of net loss from the subsidiaries by the noncontrolling interest of $112 for the same period of the previous fiscal year. The decrease in the net loss of the noncontrolling interest in the subsidiaries was attributable to the decrease in net loss generated by the Malaysia operation.

Net (loss) / Income Attributable to Trio-Tech International Common Shareholders

Net loss attributable to Trio-Tech International common shareholders for the three months ended March 31, 2022, was $167, a change of $345, compared to a net income of $178 for the same period last fiscal year.

Earnings per Share

Basic earnings per share from continuing operations were negative $0.04 for the three months ended March 31, 2022, compared to $0.05 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were $nil for both the three months ended March 31, 2022 and 2021.

Diluted earnings per share from continuing operations were negative $0.04 for the three months ended March 31, 2022, as compared to $0.04 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were $nil for both the three months ended March 31, 2022 and 2021.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the third quarter of fiscal year 2022 and fiscal year 2021 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss / income from operations for the manufacturing segment for the three months ended March 31, 2022 and 2021 were as follows

	Three Months Ended March 31,
(Unaudited)	2022	2021
Revenue	$3,097	$3,130
Gross margin	18.3%	31.4%
(Loss) / Income from operations	$(145)	$214

Loss from operations from the manufacturing segment was $145 compared to income from operations of $214 in the same period of the last fiscal year, primarily due to a decrease in gross margin of $415, offset with a decrease in operating expenses of $56. Operating expenses for the manufacturing segment were $712 and $768 for the three months ended March 31, 2022 and 2021, respectively. The decrease in operating expenses was mainly due to a decrease of $49 in general and administrative expenses and $11 in selling expenses, offset with an increase of $4 in corporate overhead expenses. The decrease in general and administrative expenses was mainly attributable to a decrease in payroll-related expenses in the Singapore operations.

Testing Segment

The revenue, gross margin and loss / income from operations for the testing segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Unaudited)	2022	2021
Revenue	$4,417	$3,504
Gross margin	28.3%	24.3%
Loss from operations	$(124)	$(320)

Loss from operations in the testing segment for the three months ended March 31, 2022, was $124, a decrease of $196 from loss from operations of $320 in the same period of the last fiscal year. The improvement was mainly attributable to an increase of $395 in gross profit, as discussed earlier, offset by an increase of $199 in operating expenses. Operating expenses were $1,372 and $1,173 for the three months ended March 31, 2022 and 2021, respectively. The increase of $199 in operating expenses was mainly due to an increase of $7 in selling expenses, and an increase of $204 in general and administrative expenses. The increases were partially offset by a decrease of $12 in corporate overhead expenses. The increase in general and administrative expenses was mainly due to higher payroll related expenses in the Singapore operation and higher staff benefit expenses in China operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Unaudited)	2022	2021
Revenue	$3,620	$1,467
Gross margin	18.6%	15.9%
Income from operations	$576	$163

Income from operations for the distribution segment for the three months ended March 31, 2022 was $576 compared to $163 for the same period of last fiscal year. The increase of $413 was mainly due to an increase of $442 in the gross margin, as discussed earlier, offset by an increase in operating expenses. Operating expenses were $99 and $70 for the three months ended March 31, 2022 and 2021, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Unaudited)	2022	2021
Revenue	$4	$11
Gross margin	(400.0)%	(82.0)%
Loss from operations	$(35)	$(23)

Loss from operations in the real estate segment for the three months ended March 31, 2022, was $35 compared to $23 for the same period of last fiscal year. Operating expenses were $19 and $15 for the three months ended March 31, 2022 and 2021, respectively.

Corporate

The (loss) / income from operations for Corporate for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(Unaudited)	2022	2021
Income from operations	$(402)	$(99)

Corporate operating loss was $402 for the three months ended March 31, 2022, compared to loss of $99 in the same period of the last fiscal year. The increase in operating loss was mainly due to the stock option compensation expenses incurred.

Comparison of the Nine Months Ended March 31, 2022, and March 31, 2021

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2022 and 2021, respectively:

	Nine Months Ended
	Mar. 31, 2022	Mar. 31, 2021

Revenue	100.0%	100.0%
Cost of sales	73.5	76.5
Gross Margin	26.5%	23.5%
Operating expenses:
General and administrative	19.6%	22.7%
Selling	1.4	1.5
Research and development	0.9	1.2
Total operating expenses	21.9%	25.4%
Income / (Loss) from Operations	4.6%	(1.9)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 3.0% to 26.5% for the nine months ended March 31, 2022, compared to 23.5% in the same period of last fiscal year. In terms of absolute dollar amounts, gross profits increased by $3,095 to $8,543 for the nine months ended March 31, 2022, from $5,448 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 3.4% to 23.1% for the nine months ended March 31, 2022, from 26.5% in the same period of the last fiscal year. In absolute dollar amounts, gross profit decreased by $120 to $2,349 for the nine months ended March 31, 2022 compared to $2,469 for the same period in the last fiscal year. The decrease in gross profit margin was primarily due to a higher proportion of lower profit margin product sales, despite an increase in revenue for the nine months ended March 31, 2022.

Gross profit margin as a percentage of revenue in the testing segment increased by 11.0% to 34.6% for the nine months ended March 31, 2022, from 23.6% in the same period of the last fiscal year.  The increase in gross profit margin was mainly due to an increase in orders across the Group, coupled with the price adjustments. As the demand for services and factory utilization increase, the fixed costs are spread over the increased output, which increases the gross profit margin. In terms of absolute dollar amounts, gross profit in the testing segment increased by $2,476 to $4,842 for the nine months ended March 31, 2022, from $2,366 for the same period of the last fiscal year.

Gross profit margin as a percentage of revenue in the distribution segment remained comparable for the nine months ended March 31, 2022, as compared to the same period of the last fiscal year. The gross margin as a percentage of revenue remained comparable, despite there being an increase in the distribution revenue due to an increase in sales of low profit margin products in our Singapore operation for the nine months ended March 31, 2022, compared to the same period of last fiscal year. In terms of absolute dollar amounts, gross profit in the distribution segment for the nine months ended March 31, 2022, was $1,386, an increase of $738 compared to $648 in the same period of the last fiscal year. The gross profit margin of the distribution segment was affected not only by the market price of our products but also by our product mix, which frequently changes due to fluctuations in market demand.

Gross loss margin as a percentage of revenue in the real estate segment increased by 21.9% to 163.6% for the nine months ended March 31, 2022, from 141.7% in the same period of the last fiscal year. In terms of absolute dollar amounts, gross loss was $36 for the nine months ended March 31, 2022, compared to gross loss of $34 for the same period in the last fiscal year.

Operating Expenses

Operating expenses for the nine months ended March 31, 2022 and 2021 were as follows:

	Nine Months Ended
	Mar. 31, 2022	Mar. 31, 2021
(Unaudited)
General and administrative	$6,305	$5,245
Selling	449	356
Research and development	293	277
Gain on disposal of plant and equipment	-	(1)
Total	$7,047	$5,877

General and administrative expenses increased by $1,060, or 20.3%, from $5,245 to $6,305 for the nine months ended March 31, 2022, compared to the same period of the last fiscal year. The increase in general and administrative expenses was primarily due to the higher payroll-related expenses in the Singapore and U.S. operations and an increase in staff-related expenses in the China operation, coupled with the higher stock option compensation.

Selling expenses increased by $93, or 26.1%, for the nine months ended March 31, 2022, from $356 to $449 compared to the same period of the last fiscal year. The increase in selling expenses was primarily attributable to an increase in commission expenses in the manufacturing and distribution segment of Singapore operation as a result of an increase in commissionable revenue. In addition, there was also an increase in payroll expenses in the Thailand operation.

Income / (Loss) from Operations

Income from operations was $1,496 for the nine months ended March 31, 2022, compared to loss from operations of $429 for the same period of the last fiscal year. The improvement was mainly due to the increase in gross profit margin, offset with an increase in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the nine months ended March 31, 2022 and 2021 were as follows:

	Nine Months Ended
	Mar. 31, 2022	Mar. 31, 2021
(Unaudited)
Interest expense	$87	$96

Interest expense decreased by $9 to $87 from $96 for the nine months ended March 31, 2022, compared to the same period of the last fiscal year. The decrease was mainly due to lower bank-loan principal in the Malaysia operation. Additionally, the bank loans payables decreased by $97 to $1,963 for the nine months ended March 31, 2022, compared to $2,060 as of June 30, 2021.

Other Income

Other income for the nine months ended March 31, 2022 and 2021 was as follows:

	Nine Months Ended
	Mar. 31, 2022	Mar. 31, 2021
(Unaudited)
Interest income	$51	$96
Other rental income	88	70
Exchange loss	(13)	(79)
Bad debt recovery	104	10
Dividend Income	-	32
Government grant	160	412
Commission income	200	-
Other miscellaneous income	79	86
Total	$669	$627

Other income for the nine months ended March 31, 2022 was $669, an increase of $42 compared to $627 for the same period of last fiscal year.

In the nine months ended March 31, 2022, the Company received government grants aggregating $160 from the local governments in the Singapore and Malaysia operations, of which $61 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic.

In the nine months ended March 31, 2021, the Company received government grants aggregating $412 from the local governments in the Singapore and Malaysia operations, of which $263 reflects financial assistance to mitigate the negative impact on the businesses amid the pandemic.

Income Tax Expenses

Income tax expenses for the nine months ended March 31, 2022 was $503, an increase of $378 compared to tax expenses of $125 for the same period last fiscal year. The increase in income tax expense was primarily due to increase in the taxable income across the Group for the nine months ended March 31, 2022.

Noncontrolling Interest

As of March 31, 2022, we held a 55% interest in Trio-Tech Malaysia, Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd. and PTSHI Indonesia, and a 76% interest in Prestal Enterprise Sdn. Bhd. The net income attributable to the noncontrolling interest in these subsidiaries for the nine months ended March 31, 2022, was $25, a decrease of $429, compared to a net loss of $454 for the same period of last fiscal year. The improvement was attributable to the increase in net income by the Malaysia operation for the nine months ended March 31, 2022.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income was $1,605 for the nine months ended March 31, 2022, an increase of $1,200 compared to a net income of $405 for the same period in the last fiscal year. The increase was mainly due to the increase in revenue and gross margin. However, the increase was partially offset with an increase in operating expenses, as discussed earlier.

Earnings per Share

Basic earnings per share from continuing operations was $0.40 for the nine months ended March 31, 2022, compared to $0.11 for the same period in the last fiscal year. Basic earnings per share from discontinued operations were nil for both the nine months ended March 31, 2022 and 2021.

Diluted earnings per share from continuing operations was $0.38 for the nine months ended March 31, 2022, compared to $0.10 for the same period in the last fiscal year. Diluted earnings per share from discontinued operations were nil for both the nine months ended March 31, 2022 and 2021.

Segment Information

The revenue, gross profit margin, and income or loss from operations in each segment for the nine months ended March 31, 2022 and 2021, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the nine months ended March 31, 2022 and 2021 were as follows:

	Nine Months Ended
	Mar. 31, 2022	Mar. 31, 2021
(Unaudited)
Revenue	$10,187	$9,324
Gross margin	23.1%	26.5%
Income from operations	$107	$277

Income from operations from the manufacturing segment was $107 for the nine months ended March 31, 2022, a decrease of $170 as compared to $277 in the same period of the last fiscal year due to a decrease in gross margin. The decrease in operating income was mainly due to a decrease in gross margin. The manufacturing segment's operating expenses were $2,242 and $2,193 for the nine months ended March 31, 2022 and 2021, respectively. The increase in operating expenses of $43 was mainly due to an increase in selling expenses by $14, and an increase in corporate overhead by $36 compared to the same period of last fiscal year. The increase was offset by a decrease in general and administrative expenses by $7.

Testing Segment

The revenue, gross margin and loss from operations for the testing segment for the nine months ended March 31, 2022 and 2021 were as follows:

	Nine Months Ended
	Mar. 31, 2022	Mar. 31, 2021
(Unaudited)
Revenue	$13,983	$10,018
Gross margin	34.6%	23.6%
Income / (Loss) from operations	$999	$(993)

Income from operations in the testing segment for the nine months ended March 31, 2022, was $999, an improvement of $1,992 compared to loss from operation $993 in the same period of the last fiscal year due to an increase in gross margin and testing volume. The increase in gross margin was partially offset with an increase in operating expenses by $483.  Operating expenses were $3,843 and $3,360 for the nine months ended March 31, 2022 and 2021, respectively. The higher operating expenses were mainly attributed to an increase in general and administrative expenses and selling expenses by $493 and $37, respectively. The increase offset with a decrease in corporate overheads by $56.

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

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the nine months ended March 31, 2022 and 2021 were as follows:

	Nine Months Ended
	Mar. 31, 2022	Mar. 31, 2021
(Unaudited)
Revenue	$8,038	$3,790
Gross margin	17.2%	17.1%
Income from operations	$1,108	$407

Income from operations in the distribution segment for the nine months ended March 31, 2022, was $1,108, an increase of $701 compared to $407 in the same period of the last fiscal year. The increase in operating income was primarily due to an increase in gross margin by $739, which was partially offset with a decrease in operating expenses of $38. Operating expenses were $279 and $241 for the nine months ended March 31, 2022 and 2021, respectively.

Real Estate Segment

The revenue, gross loss margin and loss from operations for the real estate segment for the nine months ended March 31, 2022 and 2021 were as follows:

	Nine Months Ended
	Mar. 31, 2022	Mar. 31, 2021
(Unaudited)
Revenue	$23	$22
Gross loss margin	163.6%	163.6%
Loss from operations	$(86)	$(84)

Loss from operations in the real estate segment for the nine months ended March 31, 2022, was $86, compared to $84 for the same period of the last fiscal year.  Operating expenses were $51 and $48 for the nine months ended March 31, 2022 and 2021, respectively.

Corporate

The (loss)/ income from operations for corporate for the nine months ended March 31, 2022 and 2021 were as follows:

	Nine Months Ended
	Mar. 31, 2022	Mar. 31, 2021
(Unaudited)
(Loss)/ Income from operations	$(636)	$(36)

The deterioration of $600 was mainly due to higher stock option compensation expense, coupled with a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a predetermined fixed charge basis.

Financial Condition

During the nine months ended March 31, 2022 total assets increased by $3,497 to $41,803 compared to $38,306 as of June 30, 2021. The increase in total assets was primarily due to an increase in cash and cash equivalents, trade account receivables, other receivables, inventories, prepaid expenses and other current assets, and operating lease right-of-use. This was partially offset by a decrease in short-term deposits, deferred tax assets, investment properties, other assets, property, plant and equipment, restricted term deposits and financed sales receivable.

Cash and cash equivalents were $7,478 as at March 31, 2022, reflecting an increase of $1,642 from $5,836 as at June 30, 2021, primarily due to the withdrawal of the short-term deposit for the nine months ended March 31, 2022.

Short-term deposits were $4,953 as at March 31, 2022, reflecting a decrease of $1,698 from $6,651 as at June 30, 2021. The decrease was primarily due to withdrawal of the short-term deposit for the nine months ended March 31, 2022 and reflected in the cash and cash equivalents.

As at March 31, 2022, the trade accounts receivable balance increased by $2,292 to $10,585, from $8,293 as at June 30, 2021, primarily due to an increase in overall Group’s revenue. This increase was partially offset by the decrease in the U.S. operations. The number of days’ sales outstanding in accounts receivables for the Group was 79 days at the end of the third quarter of the fiscal year 2022 and the end of the last fiscal year, respectively.

As at March 31, 2022, other receivables were $1,329, reflecting an increase of $667 from $662 as at June 30, 2021. The increase was primarily due to an increase in advance payments made to suppliers in the Singapore operation.

Inventories as at March 31, 2022, were $2,272, an increase of $192, compared to $2,080 as at June 30, 2021. The increase in inventories was in line with an increase in orders by customers in the distribution segment of the Singapore operations.

Prepaid expenses were $732 as at March 31, 2022 compared to $418 as at June 30, 2021. The increase of $314 was primarily due to the advance payment made for the new factory’s utilities deposit in the China operation.

Investment properties’ net in China was $636 as at March 31, 2022 and $681 as at June 30, 2021. The decrease was primarily due to the foreign currency exchange movement between June 30, 2021 and March 31, 2022. The increase was partially offset by the depreciation charged for the period.

Property, plant and equipment decreased by $424 from $9,531 as at June 30, 2021, to $9,107 as at March 31, 2022, mainly due to depreciation charged for the period and the foreign currency exchange movement between June 30, 2021 and March 31, 2022. The decrease was partially offset by the new acquisition of property, plant and equipment in the Singapore, Malaysia, Thailand and China operations.

Restricted term deposits remained consistent at $1,735 as at March 31, 2022 as compared to $1,741 as at June 30, 2021. This was primarily due to the foreign currency exchange movement between June 30, 2021 and March 31, 2022.

Other assets decreased by $121 to $141 as at March 31, 2022 compared to $262 as at June 30, 2021.  This was mainly due to the reclassification of down payments made for the purchase of equipment in the Malaysia operation.

Lines of credit increased by $451 to $523 as at March 31, 2022 as compared to $72 as at June 30, 2021. This was due to the utilization of the bank facilities in the Singapore operation.

Accounts payable decreased by $1,482 to $2,220 as at March 31, 2022 as compared to $3,702 as at June 30, 2021. This was due to more payments having been made.

Accrued expenses increased by $1,680 to $5,043 as at March 31, 2022, as compared to $3,363 as at June 30, 2021. The increase in accrued expenses was mainly due to an increase in the accrued purchases and customers’ deposit received in the Singapore operations.

Bank loans payable decreased by $97 to $1,963 as at March 31, 2022, as compared to $2,060 as at June 30, 2021. This was due to the repayments made in the Malaysia operation.

Finance leases decreased by $162 to $288 as at March 31, 2022, as compared to $450 as at June 30, 2021. This was due to the repayments made in the Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability increased by $725 to $2,601 as of March 31, 2022, as compared to $1,876 as at June 30, 2021. This was due to the new lease agreement entered in the China operation. The increase was partially offset with the repayment made and the operating lease expenses charged for the period.

Liquidity Comparison

Net cash provided by operating activities decreased by $325 to an inflow of $579 for the nine months ended March 31, 2022, from an inflow of $900 for the same period of the last fiscal year. The decrease in net cash inflow provided by operating activities was primarily due to an increase in cash outflow of $1,201 from trade account receivables, partially offset by an increase in net income of $1,629.

Net cash provided by investing activities increased by $1,363 to an inflow of $538 for the nine months ended March 31, 2022, from an outflow of $825 for the same period of the last fiscal year. The increase in cash inflow was primarily due to an increase in withdrawal of unrestricted deposit amounting to $2,595. These increases were partially offset by an increase in cash outflow of $709 and $523 from investment in unrestricted term deposit and capital expenditure respectively.

Net cash provided by financing activities for the nine months ended March 31, 2022, was $510, representing an increase of $231, as compared to cash inflow of $279 during the nine months ended March 31, 2021. The increase in cash inflow was mainly attributable to an increase in cash inflow by $1,276 from the lines of credit proceeds. This increase was partially offset by an increase in cash outflow of $851 from the payments on lines of credit and a decrease in cash inflow of $373 from the stock option exercise proceeds.

The Company has filed the S3 registration statement on December 3, 2021. We may raise capital of US$10,000,000 of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.        Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain officers; Compensatory

Arrangement of Certain officers

On March 24, 2022, Mr. Victor Ting informed the Company that he would like to retire as Chief Financial Officer of the Company effective June 30, 2022.  Mr. Victor Ting will remain as a director of the Company.  From July 2022 through September 2022, Mr. Victor Ting will assist the new Chief Financial Officer, on a consulting basis, to help oversee the June 30, 2022 year-end filing process.  Mr. Victor Ting will be compensated for such consulting services at a rate equal to 50% of his current salary. The Board has agreed to gift to Mr. Victor Ting the company car he currently uses, valued at approximately $45k as a token of appreciation for his 45 years of service with the Company.

Ms Srinivasan Anitha will succeed Mr Victor Ting effective July 1, 2022.

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
VICTOR H.M. TING Vice President and Chief Financial Officer (Principal Financial Officer) Dated: May 16, 2022