Form 10-K
period 2022-06-30
TRIO-TECH INTERNATIONAL
filed 2022-09-23
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $13.43 for shares of the registrant’s common stock on December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE American, was approximately $29,055,000. In calculating such aggregate market value, shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock, no par value, outstanding as of September 1, 2022 was 4,076,680.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL

TRIO-TECH INTERNATIONAL

PART I

ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Cautionary Statement Regarding Forward-Looking Statements

The business and activities of Trio-Tech International, a California corporation (the “Company”), discussed in this Annual Report on Form 10-K (the “Annual Report”) and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company:

●

market acceptance of Company’s products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services;

●	the impact of competition;
●	problems with technology; product development schedules; delivery schedules;
●	changes in military or commercial testing specifications which could affect the market for the Company’s products and services;
●

difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and particularly in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability;

●	ongoing public health issues related to the COVID-19 pandemic;
●	credit risks in the Chinese real estate industry;
●	changes in macroeconomic conditions and credit market conditions; and
●	other economic, financial and regulatory factors beyond the Company’s control.

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

General

Trio-Tech International was incorporated in 1958 under the laws of the State of California. As used herein, the term "Trio-Tech", the "Company”, “we”, “us” or the “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates. The mailing address and executive offices are located at Block 1008 Toa Payoh North, Unit 03-09 Singapore 318996, Singapore, and the telephone number is (65) 6265-3300.

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The SEC also maintains an internet site at www.sec.gov that contains such reports and statements that have been filed electronically with the SEC by the Company. Additional information about Trio-Tech is available on our website at www. triotech.com.

During the fiscal year ended June 30, 2022, the Company operated its business in four segments: manufacturing, testing services, distribution and real estate. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China. It operates six testing service facilities: one in the U.S. and five in Asia. It operates two manufacturing facilities: one in the U.S. and the other in Asia. Its real estate segment operates in Asia and its distribution segment operates primarily in Asia. Its major customers are concentrated in Asia, and they are either semiconductor chip manufacturers or testing facilities that purchase testing equipment. For information relating to revenue, profit and loss and total assets for each of the segments, see Note 17 - Business Segments contained in the consolidated financial statements included in this Annual Report.

Company History – Certain Highlights for the Five Fiscal Years Ended June 30, 2022

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

2019 2020 2021

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (Jul 2019)

Trio-Tech (Tianjin) Co. Ltd. recertified to OHSAS 18001:2007 standards. (Jul 2019)

Trio-Tech International recertified for BizSafe re-certification (March 2020)

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 9001:2015 standards. (Mar 2021)

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (Mar 2021)

Trio-Tech (Tianjin) Co. Ltd. certified to ISO 45001:2018 standards. (Mar 2021)

Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 9001:2015 standards. (Jul 2021)

Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 14001:2015 standards. (Jul 2021)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 9001:2015 standards. (Jul 2021)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 14001:2015 standards. (Jul 2021)

Trio-Tech (Bangkok) Co. Ltd. recertified to ISO 9001:2015 standards. (Jul 2021)

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry, including testing services, manufacturing (assembly), and distribution. Revenue from the semiconductor industry accounted for 99.9% of our total revenue for the years ended June 30, 2022 and 2021, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, the Company continues to put effort into expanding its line of businesses. Our real estate segment contributed only 0.1% to the total revenue for the years ended June 30, 2022 and 2021, and has been an insignificant business operation since the property market in China slowed down as a result of control measures taken in China to cool surging property prices.

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

Business Segments

Testing Services Segment

Our testing services are rendered to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient for testing devices to make sure that these products meet certain commercial specifications. Customers outsource their test services either to accommodate fluctuations in output or to benefit from economies that can be offered by third party service providers.

Our laboratories perform a variety of tests, including stabilization bake, thermal shock, temperature cycling, mechanical shock, constant acceleration, gross and fine leak tests, electrical testing, microprocessor equipment contract cleaning services, static and dynamic burn‑in tests, reliability lab services and vibration testing. We also perform qualification testing, consisting of intense tests conducted on small samples of output from manufacturers who require qualification of their processes and devices.

We use our own proprietary equipment for certain burn‑in, centrifugal and leak tests, and commercially available equipment for various other environmental tests. We conduct the majority of our testing operations in Asia, with facilities in Singapore, Malaysia, Thailand and China, and each of which has been certified to the relevant ISO quality management standards.

Manufacturing Segment

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

Back-End Products

Autoclaves and Highly Accelerated Stress Test (“HAST”) Equipment

We manufacture autoclaves, HAST systems and specialized test fixtures. Autoclaves provide pressurized, saturated vapor (100% relative humidity) test environments for fast and easy monitoring of integrated circuit manufacturing processes. HAST systems provide a fast and cost-effective alternative to conventional non-pressurized temperature and humidity testing.

Burn-in Equipment and Boards

We manufacture burn-in systems, burn-in boards and burn-in board test systems. Burn‑in equipment is used to subject semiconductor devices to elevated temperatures while testing them electrically to identify early product failures and to assure long‑term reliability. Burn‑in boards are used to mount devices during high temperature environmental stressing tests.

We provide integrated burn-in automation solutions to improve products’ yield, reduce processing downtime and improve efficiency. In addition, we develop a cooling solution, which is used to cool or maintain the temperature of high-power heat dissipation semiconductor devices.

Component Centrifuges and Leak Detection Equipment

We manufacture centrifuges that perform high-speed constant acceleration to test the mechanical integrity of ceramic and other hermetically sealed semiconductor devices and electronic parts for high reliability and aerospace applications. Leak detection equipment is designed to detect leaks in hermetic packaging. The bubble tester is used for gross leak detection. A visual bubble trail will indicate when a device is defective.

Distribution Segment

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers located primarily in the U.S., Europe, Taiwan, and Japan. The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and other semiconductor equipment. We also distribute a wide range of components such as connectors, sockets, LCD display panels and touch-screen panels. Our target products are industrial products, the life cycle of which can last from three years to seven years, as compared to consumer products, which have a shorter life cycle.

Real Estate Segment

Our real estate segment generates investment income from the investments made and rental revenue received from real estate that we purchased in Chongqing, China.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the U.S. Research and development expense was $375 and $357 for the years June 30, 2022 and 2021, respectively.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately five independent sales representatives operating in the U.S. and another twenty in various foreign countries. All sales representatives represented the testing services and manufacturing segments for products and services produced and provided from our facilities in different locations.

Customer Concentration

During the years ended June 30, 2022 and 2021, combined sales of equipment and services to our three largest customers accounted for approximately 65.9% and 55.5%, respectively, of our total net revenue. Of those sales, $17,780 (40.3%) and $12,208 (37.7%) of our total net revenue were from one major customer for the years ended June 30, 2022 and 2021, respectively. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in the years ended June 30, 2022 and 2021 were made or provided to customers outside of the U.S.

Backlog

The following table sets forth the Company's backlog at the dates indicated:	For the Year Ended June 30,
	2022	2021
Manufacturing backlog	$6,977	$5,040
Testing services backlog	5,698	3,775
Distribution backlog	4,687	4,648
Real estate backlog*	101	40
	$17,463	$13,503

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

Competition

Our ability to compete is dependent on our ability to develop, introduce and sell new products, or enhanced versions of existing products, on a timely basis and at competitive prices, while reducing our costs.

Testing Services Segment

There are numerous testing laboratories located in the areas where we operate that perform testing services similar to those that we offer. However, due to such competition in the industry, there has been a reduction in the total number of competitors in Asia. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings. Although these laboratories and competitors may challenge us at any time, we believe that other factors, including reputation, a long service history and strong customer relationships are instrumental in both maintaining and strengthening our position in the market.

Distribution Segment

Our distribution segment sells a wide range of equipment to be used for testing products. While the semiconductor equipment industry is highly competitive, we offer the advantage of a one-stop service alternative for customers by complementing our products with design consultancy and other value-added services.

Manufacturing Segment

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

Patents

During the years ended June 30, 2022 and 2021, we did not register any patents within the U.S.

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

Employees

As of June 30, 2022, we had approximately 740 full-time employees and no part-time employees. Geographically, approximately 8 full-time employees were located in the U.S. and approximately 732 full-time employees in Asia. None of our employees are represented by a labor union.

There were approximately 60 employees in the manufacturing segment, 645 employees in the testing services segment, 2 employees in the distribution segment, 3 employees in the real estate segment and 30 employees in general administration, logistics and others.

ITEM 1A – RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

As of the date of filing of this Annual Report, we believe that our existing facilities are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

Location	Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate, Testing Services / Manufacturing	5,200	(L) Mar 2023
1004, Toa Payoh North, Singapore Unit No. HEX 07-01/07	Testing Services	6,864	(L) Sep 2025
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,532	(L) Sep 2025
Unit No. HEX 03-01/02/03	Testing Services / Manufacturing	2,959	(L) Sep 2025
Unit No. HEX 01-08/15	Testing Services / Manufacturing / Logistics Store	6,864	(L) Jan 2023
Unit No. HEX 01-08/15, (ancillary site)	Testing Services / Manufacturing	449	(L) Jan 2023
Unit No. HEX 07-10/11	Testing Services / Manufacturing	1,953	(L) Dec 2021
1008, Toa Payoh North, Singapore Unit No. HEX 03-09/17	Manufacturing	6,099	(L) Jan 2023
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan 2023
Unit No. HEX 01-09/10/11	Manufacturing	2,202	(L) Nov 2023
Unit No. HEX 01-15/16	Manufacturing	1,400	(L) Sep 2023
Unit No. HEX 01-08	Manufacturing	603	(L) Sep 2023
Unit No. HEX 01-12/14	Manufacturing	1,664	(L) Jul 2022
Lot No. 11A, Jalan SS8/2, Sungai Way Free Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan, Malaysia	Testing Services	78,706	(O)
327, Chalongkrung Road, Lamplathew, Lat Krabang, Bangkok 10520, Thailand	Testing Services	34,433	(O)
No. 5, Xing Han Street, Block A #04-15/16, Suzhou Industrial Park China 215021	Testing Services	6,200	(L) Jan 2023
Room 102, Zone B, Building 3, 99 West Suhong Road, Suzhou industrial Park. China 215021	Testing Services	26,479 (Phase 1)	(L) Oct 2026
Room 102, Zone B, Building 3, 99 West Suhong Road, Suzhou industrial Park. China 215021	Testing Services	55,219 (Phase 2)	(L) May 2024
27-05, Huang Jin Fu Pan. No. 26 Huang Jin Qiao Street Hechuan District Chongqing China 401520	Real Estate	969	(L) Aug 2023
B7-2, Xiqing Economic Development Area International Industrial Park Tianjin City, China 300385	Testing Services	45,940	(L) Apr 2026

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

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock, no par value (“Common Stock”), are traded on the NYSE American exchange under the symbol “TRT.”

As of September 1, 2022, there were 4,076,680 shares of our Common Stock issued and outstanding, and the Company had approximately fifty-five record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends during the years ended June 30, 2022 or June 30, 2021.

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

ITEM 6 – [Reserved]

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with our disclaimer on “Forward-Looking Statements,” “Item 1. Business,” and our Consolidated Financial Statements, the notes to those statements and other financial information contained elsewhere in this Annual Report on Form 10-K (this “Annual Report”).

During the years ended June 30, 2022 (“Fiscal 2022”) and June 30, 2021 (“Fiscal 2021”), Trio-Tech International operated in four segments: manufacturing, testing services, distribution, and real estate. During Fiscal 2022, revenue from the manufacturing, testing services, distribution and real estate segments represented 30.7%, 44.2%, 25.0% and 0.1% of our revenue, respectively, as compared to 40.5%, 42.7%, 16.7% and 0.1% respectively, during Fiscal 2021.

Semiconductor testing and manufacturing (assembly) of test equipment is our core business. We provide third-party semiconductor testing and burn-in services primarily through our laboratories in Asia. At our facilities in the U.S. and Asia, we also design, manufacture and market equipment and systems to be used in the testing and production of semiconductors and distribute semiconductor processing and testing equipment manufactured by other vendors.

Our distribution segment operates primarily in Asia. This segment markets and supports distributing complementary products supplied by other manufacturers that are used by its customers and other semiconductor and electronics manufacturers. We believe this will help us to reduce our exposure to the risks that may arise from solely being a distributor of manufactured products from others.

The main revenue component for the real estate segment was rental income.

No other investment income was recorded as revenue by the real estate segment in either of Fiscal 2022 or Fiscal 2021.

Trio-Tech Chongqing Co., Ltd. (“TTCQ”) invested Chinese renminbi (“RMB”) 5,554 in rental properties in MaoYe during the year ended June 30, 2008. During fiscal year 2019, TTCQ completed the sale of thirteen of the fifteen units constituting the MaoYe property, which contributed a capital gain of $685. During the year ended June 30, 2010, TTCQ invested RMB 3,600 in rental properties from JiangHuai Property Development Co. Ltd. (“JiangHuai”) and RMB 4,025 in rental properties in Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”). The total investment in properties in China was RMB 9,649 in Fiscal 2022 and 2021, or approximately $1,440 and $1,493, respectively. The carrying value of these investment properties in China was RMB 3,919 and RMB 4,402, or approximately $585 and $681, as of June 30, 2022 and 2021, respectively. These properties generated a total rental income of $25 and $28 during Fiscal 2022 and 2021, respectively. TTCQ’s investment in properties that generated rental income is discussed elsewhere in this Annual Report, including Note 7 to the Financial Statements.

On October 14, 2014, TTCQ and Jun Zhou Zhi Ye entered into a memorandum of understanding, whereby both parties agreed to register a sales and purchase agreement upon Jun Zhou Zhi Ye’s procurement of a license to sell the Singapore Themed Resort Project, a commercial property located in Chongqing, China. The proposed agreement provides shop lots (the “Shop Lots”) with a total area of 1,484.55 square meters, in consideration for the outstanding amounts owed to TTCQ by Jun Zhou Zhi Ye as follows:

a) long-term loan receivable RMB 5,000, or approximately $746, as disclosed in Note 5, plus the interest receivable on the long-term loan receivable of RMB 1,250;

b) commercial units measuring 668 square meters and;

c) RMB 5,900 as part of the unrecognized cash consideration of RMB 8,000 relating to the disposal of the joint venture.

These considerations do not include the remaining outstanding amount of RMB 2,000, or approximately $298, which will be paid to TTCQ in cash.

The Shop Lots were to be delivered to TTCQ upon completion of the construction of the property in Singapore Themed Resort Project. The initial target date of completion was in 2017. However, completion of the project was delayed, and the developer is now undergoing an asset reorganization and re-negotiation with its creditors.

The Company recorded a one-time, non-cash impairment charge of $1,580 in the fourth quarter of Fiscal 2021 related to the doubtful recovery of the down payment on property in the Singapore Theme Resort Project in Chongqing, China. We elected to take this non-cash impairment charge due to the increased uncertainties regarding the project’s viability, given the developer’s weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies, together with effects of the ongoing pandemic.

Fiscal 2022 Highlights

●	Total revenue increased by $11,603, or 35.7%, to $44,065 in Fiscal 2022, as compared to $32,462 in Fiscal 2021.
●	Manufacturing segment revenue increased by $375, or 2.9%, to $13,526 in Fiscal 2022, as compared to $13,151 in Fiscal 2021.
●	Testing services segment revenue was $19,477 in Fiscal 2022, an increase of $5,631, or 40.7%, as compared to $13,846 in Fiscal 2021.
●	Distribution segment revenue was $11,037 in Fiscal 2022, an increase of $5,600, or 103%, as compared to $5,437 in Fiscal 2021.
●	Real estate segment revenue decreased by $3 to $25 in Fiscal 2022, as compared to $28 in Fiscal 2021.
●	Overall gross profit margin increased by 3% to 26.6% in Fiscal 2022, as compared to 23.6% in Fiscal 2021.
●	General and administrative expense increased by $1,432 to $8,361 in Fiscal 2022, as compared to $6,929 in Fiscal 2021.
●	Selling expense increased by $197, or 44.2%, to $643 in Fiscal 2022, as compared to $446 in Fiscal 2021.
●	Profit from operations was $2,353 in Fiscal 2022, an increase of $2,414, as compared to loss from operations of $61 in Fiscal 2021.
●	Net other income increased by $241 to $595 in Fiscal 2022, as compared to $354 in Fiscal 2021.
●	Profit from continuing operations before income taxes was $3,054 in Fiscal 2022, an increase of $3,953, as compared to loss from continuing operations of $899 in Fiscal 2021.
●	Net profit attributable to Trio-Tech International for Fiscal 2022 was $2,395, as compared to net loss of $591 in Fiscal 2021.
●	Net loss attributable to noncontrolling interest for Fiscal 2022 was $96, as compared to net loss of $564 in Fiscal 2021.
●	Working capital increased by $2,073, or 13.6%, to $17,273 as of June 30, 2022, as compared to $15,200 as of June 30, 2021.

The highlights above are intended to identify certain of the Company’s significant events and transactions during Fiscal 2022. These highlights are not intended to be a full discussion of our results for the year, and should be read in conjunction with the discussion of these items in this Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

Total assets as of June 30, 2022 were $43,421, an increase of $5,115, or 13.3%, compared to $38,306 as of June 30, 2021. The increase was primarily due to an increase in cash and cash equivalents, trade account receivables, other receivables, inventories, prepaid expense and other current assets, operating lease right-of-use assets and financed sales receivable. The increase was partially offset by a decrease in short term deposits, other assets, deferred tax assets, investment properties, property, plant and equipment and restricted term deposits.

Cash and cash equivalents as of June 30, 2022 were $7,698, an increase of $1,862, or 31.9%, compared to $5,836 at June 30, 2021, primarily due to the cash inflow generated from operating activities and proceeds from lines of credit.

Trade account receivables as of June 30, 2022 was $11,592, representing an increase of $$3,299 or 39.7%, compared to $8,293 at June 30, 2021. The increase was attributable to an increase in the overall sales for the fourth quarter of Fiscal 2022 compared to the same period in the prior fiscal year. The number of days’ sales outstanding in account receivables was 81 days and 79 days for the years ended June 30, 2022, and 2021 respectively.

As of June 30, 2022, other receivables were $998 an increase of $336, or 50.8%, compared to $662 at June 30, 2021. The increase was primarily due to an increase in advance payment to vendors in Singapore and China operations.

Inventories as of June 30, 2022 were $2,258, an increase of $178, or 8.6%, compared to $2,080 at June 30, 2021. The increase in inventories was mainly due to an increase in inventories in transit. The number of days’ inventory held was 58 days at the end of Fiscal 2022, compared to 73 days at the end of Fiscal 2021.

Investment properties in China as of June 30, 2022 were $585, a decrease of $96 from $681 at June 30, 2021. The decrease was attributable to the depreciation charged for the year.

Property, plant and equipment as of June 30, 2022 was $8,481, a decrease of $1,050 compared to $9,531 at June 30, 2021. This was mainly due to depreciation charged for the year and the foreign currency exchange movement between Fiscal 2022 and Fiscal 2021. The decrease was partially offset by the new acquisition of property, plant and equipment in the Singapore, Malaysia, China and Thailand operations.

Other assets as of June 30, 2022 were $137, a decrease of $125, or 47.7%, compared to $262 at June 30, 2021. This was mainly due to the reclassification of down payments made for the purchase of equipment in the Malaysia operation.

Restricted term deposits as of June 30, 2022 were $1,678, compared to $1,741 at June 30, 2021. The decrease was mainly due to the currency translation difference between functional currency and U.S. dollars from June 30, 2021 to June 30, 2022.

Total liabilities as of June 30, 2022 were $15,419, an increase of $3,166, or 25.8%, compared to $12,253 at June 30, 2021. The increase in liabilities was primarily due to an increase in lines of credits, accrued expense, income tax payable and operating leases, partially offset by a decrease in accounts payable, bank loans payable and finance lease.

Accounts payable as of June 30, 2022 decreased by $1,301, or 35.1% to $2,401 from $3,702 as of June 30, 2021. The decrease was mainly due to prompt settlements to suppliers.

Accrued expense as of June 30, 2022 increased by $2,641, or 78.5% to $6,004 from $3,363 as at June 30, 2021. The increase was mainly due to an increase in accrued payroll liability in the Singapore and China operations and an increase in accrued purchases.

Income tax payable as of June 30, 2022 increased by $225 to $924 from $699 as at June 30, 2021. The increase was mainly due to higher taxable profit in Fiscal 2022.

Bank loans payable decreased by $316 to $1,744 as of June 30, 2022, as compared to $2,060 as at June 30, 2021. The decrease was due to the repayments made in the Malaysia operation.

Finance leases decreased by $213 to $237 as of June 30, 2022, as compared to $450 as at June 30, 2021. The decrease was due to the repayments made in the Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liabilities increased by $1,276 to $3,152 as of June 30, 2022, as compared to $1,876 as of June 30, 2021. This was due to the renewal of the lease agreements in the Singapore and China Operations and the new lease for Jiangsu operations. The increase was partially offset by the repayment made and the operating lease expense charged for the period.

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

During the quarter ended March 31, 2022, Company temporarily closed its facility for twelve days in Tianjin, China to comply with China ZERO-COVID policy. The Company resumed 100% operating capacity in the Tianjin, China facility on January 21, 2022, and had lost revenue of approximately $260 during this temporary closure.

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

As of June 30, 2022, the Company had cash and cash equivalents and short-term deposits totaling $13,118 and an unused line of credit of $4,575. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

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

Critical Accounting Estimates & Policies

The discussion and analysis of the Company’s financial condition presented in this section are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. During the preparation of the consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other impairments. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. These estimates and assumptions may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2022.

Inventory Valuation

Inventories of our manufacturing and distribution segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost, using the first-in, first-out (“FIFO”) method. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and swiftly changing demand. Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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

Foreign Currency Translation and Transactions

The United States dollar (“U.S. dollar”) is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. We also have business entities in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit (“RM”), Thai baht, RMB and Indonesian rupiah are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

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

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) No. 2014-09, Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

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

While we have not identified any changes in circumstances requiring further impairment test in Fiscal 2022, we will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we may incur additional impairment charges.

During the fourth quarter of 2021, the Company recorded a impairment charge of $1,580 related to the doubtful recovery of a down payment on property in the Singapore Theme Resort Project in Chongqing, China. The Company elected to take this non-cash impairment charge because of increased uncertainties regarding the project’s viability given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending and its relevant government policies, together with effects of the ongoing pandemic.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date. Management believed it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a full allowance was provided as of June 30, 2022 and 2021.

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

Noncontrolling Interests in Consolidated Financial Statements

We follow ASC Topic 810, Consolidation (“ASC Topic 810”). ASC Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. ASC Topic 810 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) ) (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, ASU 2020-06 improves and amends the related EPS guidance. The amendments in ASU 2020-06 were effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company has completed its assessment and concluded that ASU 2020-06 update has no significant impact to the Company’s consolidated financial statements.

In March 2020, FASB issued ASU 2020-04 ASC Topic 848: Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments were effective for all entities as of March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 ASC Topic 326: Financial Instruments — Credit Losses (“ASC Topic 326”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASC Topic 326 is effective for the Company for annual periods beginning after December 15, 2022. The Company has completed its assessment and concluded that ASC Topic 326 has no significant impact to the Company’s consolidated financial statements.

Other new pronouncements issued but not yet effective until after June 30, 2022 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for the years ended June 30, 2022, and 2021:

	For the Year Ended June 30,
	2022	2021
Revenue	100.0%	100.0%
Cost of sales	73.4	76.4
Gross Margin	26.6%	23.6%
Operating expense:
General and administrative	19.0%	21.3%
Selling	1.5	1.4
Research and development	0.9	1.1
Impairment loss on long-lived assets	-	-
Total operating expense	21.4%	23.8%
Profit / (loss) from Operations	5.2%	(0.2)%

Overall revenue

Overall revenue is composed of the revenue from the manufacturing, testing services, distribution and real estate segments. The following table presents the components of the overall revenue realized for the years ended June 30, 2022, and 2021.

	For the Year Ended June 30,
	2022	2021
Manufacturing	30.7%	40.5%
Testing	44.2	42.7
Distribution	25.0	16.7
Real estate	0.1	0.1
Total	100.0%	100.0%

Overall revenue during Fiscal 2022 was $44,065, an increase of $11,603, or 35.7%, compared to $32,462 during Fiscal 2021. The increase in revenue was due to an increase in sales in the manufacturing, testing and distribution segments as the economy started to recover from the pandemic.

Manufacturing Segment Revenue

The manufacturing segment accounted for 30.7% of revenue during Fiscal 2022, a decrease of 9.8%, compared to 40.5% during the year ended June 30, 2021. Revenue generated by the manufacturing segment during Fiscal 2022 was $13,526, reflecting an increase of $375, or 2.9%, compared to $13,151 during Fiscal 2021. The increase in revenue generated by the manufacturing segment was due to increased business in the segment in Singapore operations, which is a result of stronger demand for our equipment when compared to the prior period as the economy rebounds from Covid-19.

Backlog in the manufacturing segment was $6,977 as of June 30, 2022, representing an increase of $1,937 from $5,040 as of June 30, 2021. We expect the demand for our products to increase in the year ended June 30, 2023 as compared to the year ended June 30, 2022, as global market demand for testing equipment and systems gradually recover to pre-pandemic levels.

Testing Segment Revenue

Revenue generated by the testing services segment accounted for 44.2% of total revenue during Fiscal 2022, as compared to 42.7% during Fiscal 2021. Revenue generated by the testing services segment for Fiscal 2022 was $19,477, reflecting an increase of $5,631, or 40.7%, compared to $13,846 for Fiscal 2021. The increase in revenue generated by the testing segment was primarily attributable to an increase in revenue in the Malaysia, Thailand and China operations, which was attributable to an increase in the volume of testing services requested by our customers in these operations as global demand for chips grew stronger. The Company had increased its average selling price for testing services starting from Fiscal 2022 which aimed increase testing segment revenue. Demand for testing services varies from country to country, depending on changes taking place in the market and our customers’ forecasts. Because it is difficult to accurately forecast fluctuations in the market, we believe that it is necessary to maintain testing facilities in close proximity to our customers in order to make it convenient for them to send us their newly manufactured parts for testing, and to enable us to maintain that share of the market.

Backlog in the testing services segment as of June 30, 2022 was $5,698, an increase of $1,923, compared to $3,775 at June 30, 2021. The increase in backlog was mainly from the China operations. Backlog is dependent on the estimated volume provided by customers, which volume is dependent on the customers’ inventory levels and demand.

Distribution Segment Revenue

Revenue generated by the distribution segment during Fiscal 2022 accounted for 25% of total revenue, an increase of 8.3% compared to 16.7% for Fiscal 2021. Revenue for Fiscal 2022 was $11,037, an increase of $5,600, or 103%, compared to $5,437 for Fiscal 2021. The increase in revenue in our distribution segment was due to an increase in orders from the major customers in our Singapore operations, which reflects the continued strong growth of the semiconductor industry both locally and globally.

Backlog in the distribution segment as of June 30, 2022 was $4,687, reflecting an increase of $39 compared to the backlog of $4,648 at June 30, 2021. The increase in backlog was mainly due to an increased forecast from customers. We believe that our competitive advantage in the distribution segment is our design and engineering capabilities in components and touch screen products, which allow customization to meet the specific requirement of our customers. Product volume for the distribution segment depends on sales activities, including placing orders and queries for products and backlog. Equipment and electronic component sales are very competitive, as the products are readily available in the market.

Real Estate Segment Revenue

Revenue generated by the real estate segment was 0.1% of total revenue for each of the years ended June 30, 2022 and 2021. Revenue generated by the real estate segment for Fiscal 2022 was $25, a decrease of $3, or 10.7%, compared to $28 for Fiscal 2021. Our real estate segment saw a decrease in rental income due to the low occupancy rate in the MaoYe and FuLi properties amid the pandemic.

Backlog in the real estate segment as of June 30, 2022, was $101, an increase of $61 as compared to $40 at June 30, 2021.

Overall Gross Margin

Overall gross margin as a percentage of revenue was 26.6% in Fiscal 2022, an increase of 3% compared to 23.6% in Fiscal 2021. The increase in gross margin as a percentage of revenue was mainly attributable to the testing segment. Overall gross profit for Fiscal 2022 was $11,733, an increase of $4,063, or 53%, compared to $7,670 for Fiscal 2021. The increase in the dollar value of the overall gross margin was mainly due to an increase of sales in the testing segment.

Gross margin as a percentage of revenue in the manufacturing segment was 25% in Fiscal 2022, a decrease of 0.4%, compared to 25.4% in Fiscal 2021, mainly due to increased payroll expeneses. Gross profit for the manufacturing segment in Fiscal 2022 was $3,379, an increase of $37 or 1.1%, compared to $3,342 in Fiscal 2021. The increase in the absolute dollar amount of gross margin was mainly due to an increase in revenue in our Singapore operations.

Gross margin as a percentage of revenue in the testing services segment was 33.5% in Fiscal 2022, an increase of 8.8%, compared to 24.7% in Fiscal 2021. The increase in gross profit margin as a percentage of revenue was primarily due to the continuous effort of cost control in the Singapore, China and Malaysia operations. Gross profit in the testing services segment in Fiscal 2022 was $6,517, an increase of $3,102, or 91.1%, compared to $3,415 in Fiscal 2021.

Gross margin as a percentage of revenue in the distribution segment was 17.1% in Fiscal 2022, a decrease of 0.6%, compared to 17.7% in Fiscal 2021. The decrease in gross margin percentage was due to an increase in direct material costs and freight charges. Gross profit in the distribution segment was $1,890, an increase of $928, or 96.5%, compared to $962 in Fiscal 2021. The decrease in gross margin of the distribution segment was not only affected by the market price of our products, but also our product mix, which changes frequently as a result of the changes in market demand.

Gross margin as a percentage of revenue in the real estate segment was (212.0)% in Fiscal 2022, a decrease of 55% compared to (157.0)% in Fiscal 2021. Gross (loss) margin in the real estate segment was $53 in Fiscal 2022, a decrease of $4 as compared to $49 in Fiscal 2021. The increase in gross loss was due to the low occupancy rate amid the pandemic.

Operating Expense

Operating expense for the years ended June 30, 2022, and 2021 was as follows:

	For the Year Ended June 30,
	2022	2021
General and administrative	$8,361	$6,929
Selling	643	446
Research and development	375	357
Gain on disposal of property, plant and equipment	1	(1)
Total	$9,380	$7,731

General and administrative expense was $8,361 in Fiscal 2022, compared to $6,929 in Fiscal 2021. The increase in general and administrative expense was mainly attributable to higher stock option compensation expense led by the higher volatility of stock prices and higher payroll expense in Singapore, Malaysia and China.

Selling expense increased by $197, or 44.2%, to $643 in Fiscal 2022, compared to $446 in Fiscal 2021. The increase in selling expense was primarily attributable to an increase in commission expense in the Singapore operations as a result of higher commissionable sales.

Profit / (loss) from Operations

Profit from operations was $2,353 in Fiscal 2022, an increase of $2,414, compared to a loss from operations of $61 in Fiscal 2021. The increase in profit from operations was mainly due to increased revenue.

Interest Expense

Interest expense for the years ended June 30, 2022 and 2021 was as follows:

	For the Year Ended June 30,
	2022	2021
Interest expense	$122	$126

Interest expense decreased by $4 to $122 in Fiscal 2022, compared to $126 in Fiscal 2021. Additionally, the bank loan payable decreased by $316 to $1,744 in Fiscal 2022, as compared to $2,060 in Fiscal 2021.

Other Income, Net

Other income, net, for the years ended June 30, 2022 and 2021 was as follows:

	For the Year Ended June 30,
	2022	2021
Interest income	$69	$118
Other rental income	116	100
Exchange gain/ (loss)	129	(69)
Extinguishment of PPP loan	-	121
Commission income	189	-
Dividend income	10	32
Deposit Forfeited	32	-
Other miscellaneous income	50	52
Total	$595	$354

Other income increased by $241 to $595 for Fiscal 2022, compared to $354 for Fiscal 2021. The increase in other income in Fiscal 2022 was mainly due to an increase of $189 and $198 from commission income received by China operation and exchange gain, respectively.

Government Grant

During Fiscal 2022, the Company received government grants amounting to $228, of which $139 was financial assistance received from the Singapore and Malaysia governments amid the COVID-19 pandemic.

During Fiscal 2021, the Company received government grants amounting to $514, of which $401 was financial assistance received from the Singapore and Malaysia governments amid the COVID-19 pandemic.

Income Tax (Expense) / Benefits

Income tax expense for Fiscal 2022 was $757, representing an increase of $529, as compared to income tax expense of $228 for Fiscal 2021. The change was primarily due to the Company fully utilizing its tax benefits, and as a result, was subject to tax in the Singapore operation.

At June 30, 2022, the Company had no federal net operating loss carryforwards, and a state net operating loss carryforward of $1,940, which expires in 2033. These carryovers may be subject to limitations under I.R.C. Section 382. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against deferred tax assets recorded in the US and various foreign jurisdictions.

Profit / loss from Discontinued Operations

Profit from discontinued operations was $2 in Fiscal 2022, compared to loss from discontinued operations of $28 in Fiscal 2021. The Company discontinued its fabrication segment in fiscal year 2013.

Noncontrolling Interest

As of June 30, 2022, we held an indirect 55% interest each in Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TTKL”), SHI and PT SHI, 76% interest in Prestal Enterprise Sdn. Bhd. (“Prestal”) and an indirect interest of 51% in Trio-Tech Jiangsu Co., Ltd. (“TTJS”). The noncontrolling interest for Fiscal 2022, in the net loss of subsidiaries, was $96, a change of $468 compared to a noncontrolling interest in the net loss of $564 for the previous fiscal year. The change in the noncontrolling interest was primarily attributable to the lower net loss generated by the Malaysia operation in Fiscal 2022 as compared to Fiscal 2021.

Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech International Common Shareholders for Fiscal 2022 was $2,395 compared to the net loss attributable to Trio-Tech International Common Shareholders of $591 for Fiscal 2021.

Earnings/(Loss) per Share

Basic earnings per share from continuing operations was $0.61 in Fiscal 2022, as compared to basic loss per share of $0.16 in Fiscal 2021. Basic loss per share from discontinued operations was $0.01 for Fiscal 2022 and $nil for Fiscal 2021.

Diluted earnings per share from continuing operations was $0.57 in Fiscal 2022, as compared to diluted loss per share $0.15 in Fiscal 2021. Diluted loss per share from discontinued operations was $nil for both Fiscal 2022 and 2021.

Income (loss) by Segment

The revenue, gross margin and income or loss from each segment for the years ended June 30, 2022 and 2021 are presented below. As the segment revenue and gross margin have been discussed in previous sections, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the years ended June 30, 2022 and 2021 were as follows:

	For the Year Ended June 30,
	2022	2021
Revenue	$13,526	$13,151
Gross margin	25%	25.4%
Income from operations	$275	$376

Income from operations in the manufacturing segment was $275 in Fiscal 2022, a decrease of $101, as compared to $376 in Fiscal 2021. The decrease in net income was attributable to an increase in the operating expense of $137. Operating expense was $3,104 and $2,966 for fiscal years 2022 and 2021, respectively. The increase in operating expense was mainly due to an increase in selling expense of $38 and an increase of $223 in corporate overhead compared to the same period of last fiscal year. The increases were partially offset by a decrease of $132 in general and administrative expenses.

The increase in selling expense was primarily due to travelling expenses as travel restriction eased and economic activities resumed. The increase in corporate overhead was mainly attributable to an increase in payroll-related expense.

Testing Services Segment

The revenue, gross margin and profit / (loss) from operations for the testing services segment for the years ended June 30, 2022 and 2021 were as follows:

	For the Year Ended June 30,
	2022	2021
Revenue	$19,477	$13,846
Gross margin	33.5%	24.7%
Income/ (loss) from operations	$1,313	$(997)

Profit from operations in the testing services segment in Fiscal 2022 was $1,313, compared to a loss of $997 in Fiscal 2021. The significant increase in operating profit was attributable to an increased gross profit in Malaysia and Thailand operations. Operating expense was $5,205 and $4,412 for fiscal years 2022 and 2021, respectively. The increase of $793 in operating expense was mainly due to an increase of $816 in general and administrative expense. The increases were partially offset by a decrease of $76 in corporate overhead expense. The increase in general and administrative expense was mainly due to higher payroll related expense in the Singapore and Malaysia operation and higher staff benefit expense in China operations.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the years ended June 30, 2022 and 2021 were as follows:

	For the Year Ended June 30,
	2022	2021
Revenue	$11,037	$5,437
Gross margin	17.1%	17.7%
Income from operations	$1,525	$657

Income from operations in the distribution segment was $1,525 in Fiscal 2022, as compared to $657 in Fiscal 2021. The increase was mainly due to the increase in gross margin of $928 and were partly offset by an increase in operating expense. Operating expense was $363 and $306 for the years ended June 30, 2022 and 2021, respectively. The increase of $57 in operating expense was mainly due to an increase of $59 in selling expense and $6 in general and administrative expense. The increases were partially offset by a decrease of $8 in corporate overhead. The increase in selling expense was mainly due to commission expense in Singapore operation as a result of an increase in commissionable revenue.

Real Estate

The revenue, gross margin and loss from operations for the real estate segment for the years ended June 30, 2022 and 2021 were as follows:

	For the Year Ended June 30,
	2022	2021
Revenue	$25	$28
Gross margin	(212.0)%	(175.0)%
Loss from operations	$(119)	$(116)

Loss from operations in the real estate segment was $119 in Fiscal 2022, as compared to $116 in Fiscal 2021. Operating expense was $67 in each of the years ended June 30, 2022 and 2021.

Corporate

The following table presents the income / (loss) from operations for Corporate for the years ended June 30, 2022 and 2021, respectively:

	For the Year Ended June 30,
	2022	2021
(Loss) / Income from operations	$(641)	$10

In Fiscal 2022, corporate operating loss was $641, a change of $651, compared to operating income of $10 in Fiscal 2021. The significant fluctuation was mainly due to increased stock option expenses in fiscal year 2022.

Liquidity

The Company’s core businesses, including its testing services, manufacturing and distribution, operate in a volatile industry, in which average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which impact liquidity.

Net cash provided by operating activities increased by $485 to $2,123 for the year ended June 30, 2022, compared to $1,638 for the prior year. The increase in net cash provided by operating activities was primarily due to an increase in net income of $3,454, partially offset by a decrease in trade receivables receipts of $899, a decrease in other receivables of $672, a decrease in prepaid expenses and other current assets of $729, an increase in payments for operating lease liabilities of $387.

Net cash used in investing activities decreased by $123 to an outflow of $444 for the year ended June 30, 2022, from $567 for the prior year. The decrease in net cash used in investing activities was primarily due to cash inflows of $768 from the withdrawal of unrestricted deposits, partially offset by an outflow of $289 used for investments in restricted and unrestricted deposits and $356 used on additional property, plant and equipment.

Net cash provided by financing activities for the year ended June 30, 2022, was $911, representing an increase of $913 compared to outflow of $2 during the prior year. Net cash from financing activities increased mainly due to cash inflow of $43 and $1,921 from bank loans and lines of credits proceeds, respectively, partially offset by an increase in lines of credit payments of $954 and increase of $39 in bank loans payments.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loans will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months. The Company has filed the S3 registration statement on December 3, 2021. We may raise capital of US$10,000,000 from any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. The working capital was $17,273 as of June 30, 2022, representing an increase of $2,073, or 13.6%, compared to working capital of $15,200 as of June 30, 2021. The increase in working capital was mainly due to increases in current assets, including cash and cash equivalents, trade account receivables, inventories, prepaid expense and other current assets, and decreases in current liabilities, including accounts payable, bank loans payable and finance leases. Such fluctuations were partially offset by decreases in current assets, including short-term deposits, and increases in current liabilities, including accrued expense, lines of credits and operating lease payable, as discussed above.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $1,468 and $1,112 for the years ended June 30, 2022 and 2021, respectively. The capital expenditures in Fiscal 2022 were mainly in the Singapore, China, Malaysia and Thailand operations, which provide testing services to our customers. We financed our capital expenditures and other operating expense through operating cash flows and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$4,090	$3,651

Universal (Far East) Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$1,076	$586

Trio-Tech Malaysia Sdn. Bhd., Malaysia	Revolving Credit	Cost of Funds Rate +2%	-	$338	$338

As of June 30, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.25% and LIBOR rate +1.30%	-	$4,806	$4,809

Universal (Far East) Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$359	$187

Trio-Tech Malaysia Sdn. Bhd., Malaysia	Revolving Credit	Cost of Funds Rate +2%	-	$350	$350

Off-Balance Sheet Arrangements

We do not consider the Company to have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide the information required by this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page F-2 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2022, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2022. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2022, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of Fiscal 2022.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2)         FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10‑K, starting on page 34 hereof:

1.         Report of Independent Registered Public Accounting Firm

2.         Consolidated Balance Sheets

3.         Consolidated Statements of Operations and Comprehensive Income (Loss)

4.         Consolidated Statements of Shareholders' Equity

5.         Consolidated Statements of Cash Flows

6.         Notes to Consolidated Financial Statements

(b) The exhibits filed as part of this Annual Report on Form 10K are set forth on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO‑TECH INTERNATIONAL By: /s/Srinivasan Anitha Srinivasan Anitha Chief Financial Officer September 23, 2022

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ A. Charles Wilson

A. Charles Wilson, Director

Chairman of the Board

September 23, 2022

/s/ S.W.Yong

S. W. Yong, Director

President, Chief Executive Officer

(Principal Executive Officer)

September 23, 2022

By: /s/ Srinivasan Anitha

Srinivasan Anitha

Chief Financial Officer

(Principal Financial Officer)

September 23, 2022

/s/ Jason T. Adelman

Jason T. Adelman, Director

September 23, 2022

/s/ Richard M. Horowitz

Richard M. Horowitz, Director

September 23, 2022

/s/ Victor Ting Hock Ming

Victor Ting Hock Ming, Director

September 23, 2022

EXHIBITS:

Number	Description

3.1	Articles of Incorporation, as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K for June 30, 1988)
3.2	Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K for June 30, 1988)
10.1	Amendment to 2007 Employee Stock Option Plan (Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010)**
10.2	Amendment to 2007 Directors Equity Incentive Plan (Incorporated by reference to Exhibit B to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010)**
10.3	Amendment to 2007 Directors Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for its Annual Meeting held December 9, 2013)**
10.4	2017 Employee Stock Option Plan (Incorporated by reference to Appendix 1 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.)**
10.5	2017 Directors Equity Incentive Plan (Incorporated by reference to Appendix 2 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.)**
10-6	Amendment to 2017 Directors Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2021)**
10.7

Employment Agreement by and between the Registrant and Victor H.M. Ting, dated April 15, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on December 2, 2021).**

10.8

Employment Agreement by and between the Registrant and Siew Kuan Soon, dated April 17, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on December 2, 2021).**

10.9

Joint Venture Agreement between Trio-Tech SIP Co., Ltd and Suzhou Anchuang Technology Management LLP dated December 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed February 13, 2022)

21.1	Subsidiaries *
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32	Section 1350 Certification. *
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed electronically herewith.

** Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Trio‑Tech International

Van Nuys, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trio-Tech International and its Subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Mazars LLP

PUBLIC ACCOUNTANTS AND CHARTERED ACCOUNTANTS

We have served as the company’s auditors since 2009

/s/ Mazars LLP

Singapore

September 23, 2022

PCAOB ID Number 2136

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2022	June 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,698	$5,836
Short-term deposits	5,420	6,651
Trade account receivables, less allowance for doubtful accounts of $243 and $311 as of June 30, 2022 and 2021, respectively	11,592	8,293
Other receivables	998	662
Inventories, less provision for obsolete inventories of $674 and $679 as of June 30, 2022 and 2021, respectively	2,258	2,080
Prepaid expense and other current assets	1,215	418
Financed sales receivable	21	19
Total current assets	29,202	23,959
NON-CURRENT ASSETS:
Deferred tax assets	169	217
Investment properties, net	585	681
Property, plant and equipment, net	8,481	9,531
Operating lease right-of-use assets	3,152	1,876
Other assets	137	262
Financed sales receivable	17	39
Restricted term deposits	1,678	1,741
Total non-current assets	14,219	14,347
TOTAL ASSETS	$43,421	$38,306

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$929	$72
Accounts payable	2,401	3,702
Accrued expense	6,004	3,363
Income taxes payable	787	314
Current portion of bank loans payable	472	439
Current portion of finance leases	118	197
Current portion of operating leases	1,218	672
Total current liabilities	11,929	8,759
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,272	1,621
Finance leases, net of current portion	119	253
Operating leases, net of current portion	1,934	1,204
Income taxes payable	137	385
Other non-current liabilities	28	31
Total non-current liabilities	3,490	3,494
TOTAL LIABILITIES	$15,419	$12,253

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS' EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,071,680 and 3,913,055 shares issued and outstanding as of June 30, 2022 and 2021, respectively	$12,750	$12,178
Paid-in capital	4,708	4,233
Accumulated retained earnings	9,219	6,824
Accumulated other comprehensive gain-translation adjustments	1,197	2,399
Total Trio-Tech International shareholders' equity	27,874	25,634
Non-controlling interest	128	419
TOTAL EQUITY	$28,002	$26,053
TOTAL LIABILITIES AND EQUITY	$43,421	$38,306

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended
	June 30,	June 30,
	2022	2021
Revenue
Manufacturing	$13,526	$13,151
Testing services	19,477	13,846
Distribution	11,037	5,437
Real estate	25	28
	44,065	32,462
Cost of Sales
Cost of manufactured products sold	10,147	9,809
Cost of testing services rendered	12,960	10,431
Cost of distribution	9,147	4,475
Cost of real estate	78	77
	32,332	24,792

Gross Margin	11,733	7,670

Operating Expense:
General and administrative	8,361	6,929
Selling	643	446
Research and development	375	357
Gain / (loss) on disposal of property, plant and equipment	1	(1)
Total operating expense	9,380	7,731

Profit / (Loss) from Operations	2,353	(61)

Other (Expense) / Income
Interest expense	(122)	(126)
Other income, net	595	354
Government grants	228	514
Impairment loss on other assets	-	(1,580)
Total other income	701	(838)

Income / (loss) from Continuing Operations before Income Taxes	3,054	(899)

Income Tax Expense	(757)	(228)

Income / (loss) from continuing operations before noncontrolling interests, net of tax	2,297	(1,127)

Discontinued Operations
Income / (loss) from discontinued operations, net of tax	2	(28)
NET INCOME /(LOSS)	2,299	(1,155)

Less: net income / (loss) attributable to noncontrolling interests	(96)	(564)
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$2,395	$(591)

Amounts Attributable to Trio-Tech International Common Shareholders:
Income/(Loss) from continuing operations, net of tax	2,396	(575)
Loss from discontinued operations, net of tax	(1)	(16)
Net Income/(Loss) Attributable to Trio-Tech International Common Shareholders	$2,395	$(591)

Basic Earnings/(Loss) per Share:
Basic earnings/(loss) per share from continuing operations attributable to Trio-Tech International	$0.61	$(0.16)
Basic loss per share from discontinued operations attributable to Trio-Tech International	$(0.01)	$-
Basic Earnings/(Loss) per Share from Net Income
Attributable to Trio-Tech International	$0.60	$(0.16)

Diluted Earnings/(Loss) per Share:
Diluted earnings/(loss) per share from continuing operations attributable to Trio-Tech International	$0.57	$(0.15)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted Earnings/(Loss) per Share from Net Income
Attributable to Trio-Tech International	$0.57	$(0.15)

Weighted average number of common shares outstanding
Basic	3,972	3,768
Dilutive effect of stock options	202	117
Number of shares used to compute earnings per share diluted	4,174	3,885

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(IN THOUSANDS)

	For the Year Ended
	June 30,	June 30,
	2022	2021
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	$2,299	(1,155)
Foreign currency translation, net of tax	(1,275)	1,248
Comprehensive Income	1,024	93
Less: comprehensive (loss) attributable to the noncontrolling interests	(169)	(572)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$1,193	$665

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	No of shares	Amount	Earnings	Income	Income	Interests	Total

Balance at June 30, 2020 (restated)	3,673	11,424	3,984	7,415	1,143	1,180	25,146

Stock option expenses	-	-	249	-	-	-	249
Net loss	-	-	-	(591)	-	(564)	(1,155)
Dividend declared by subsidiary	-	-	-	-	-	(189)	(189)
Exercise of options	240	754	-	-	-	-	754
Translation adjustment	-	-	-	-	1,256	(8)	1,248
Balance at June 30, 2021	3,913	12,178	4,233	6,824	2,399	419	26,053

Stock option expenses	-	-	475	-	-	-	475
Net income	-	-	-	2,395	-	(96)	2,299
Dividend declared by subsidiary	-	-	-	-	-	(122)	(122)
Exercise of options	159	572	-	-	-	-	572
Translation adjustment	-	-	-	-	(1,202)	(73)	(1,275)
Balance at June 30, 2022	4,072	12,750	4,708	9,219	1,197	128	28,002

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year Ended
	June 30,	June 30,
	2022	2021

Cash Flow from Operating Activities
Net income / (loss)	$2,299	$(1,155)
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	3,075	3,059
Impairment on other assets	-	1,580
Stock option expense	475	249
Reversal of obsolete inventories	4	(15)
Payment of interest portion of finance leases	(21)	(40)
Bad debt recovery	(58)	(9)
Accrued interest expense, net accrued (interest income)	78	29
PPP loan forgiveness income	-	(121)
Dividend income	(10)	(32)
Dividend received	10	32
Gain / (loss) on sale of property, plant and equipment	76	(1)
Warranty addition, net	-	3
Reversal of income tax provision	(7)	-
Deferred tax expense / (benefit)	40	(139)
Changes in operating assets and liabilities, net of acquisition effects
Trade account receivables	(3,246)	(2,347)
Other receivables	(336)	336
Other assets	118	(327)
Inventories	(252)	(98)
Prepaid expense and other current assets	(826)	(97)
Accounts payable and accrued expense	1,532	1,377
Income taxes payable	323	118
Operating leases liabilities	(1,151)	(764)
Net Cash Provided by Operating Activities	2,123	1,638

Cash Flow from Investing Activities
Withdrawal of unrestricted deposit	3,103	2,335
Investments in restricted and unrestricted deposits	(2,079)	(1,790)
Addition to property, plant and equipment	(1,468)	(1,112)
Net Cash Used in Investing Activities	(444)	(567)

Cash Flow from Financing Activities
Payment on lines of credit	(1,543)	(589)
Payment of bank loans	(451)	(412)
Payment of principal portion of finance leases	(193)	(253)
Dividends paid on noncontrolling interest	(125)	(189)
Proceeds from exercising stock options	572	754
Proceeds from bank loans	248	205
Proceeds from lines of credit	2,403	482
Net Cash Provided / (Used) in Financing Activities	911	(2)

Effect of Changes in Exchange Rate	(791)	698

Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,799	1,767
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,577	5,810
Cash, Cash Equivalents, and Restricted Cash at End of Period	$9,376	$7,577

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$121	$122
Income taxes	$403	$207

See accompanying notes to consolidated financial statements.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	7,698	5,836
Restricted Term Deposits	1,678	1,741
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statement of Cash Flows	$9,376	$7,577

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

YEARS ENDED JUNE 30, 2022 AND 2021

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. During the year ended June 30, 2022, TTI conducted business in four business segments: manufacturing, testing services, distribution and real estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China, as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd. *	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd.*	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (50% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (95% owned by SHI International Pte. Ltd.)	52%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China

Trio-Tech (Jiangsu) Co., Ltd.	51%	Suzhou, China

(51% owned by Trio-Tech (SIP) Co., Ltd.)

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

Liquidity — The Company earned net income attributable to common shareholders of $2,395 during the year ended June 30, 2022 (“Fiscal 2022”) and net loss attributable to common shareholders of $591 during the year ended June 30, 2021 (“Fiscal 2021”), respectively.

The Company’s core businesses, testing services, manufacturing and distribution, operate in a volatile industry, where average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which can impact liquidity.

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

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful account receivables, reserve for obsolete inventory, reserve for warranty, impairments and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

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

GST / Indirect Taxes — The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenue or expense.

Trade Account Receivables and Allowance for Doubtful Accounts — During the normal course of business, the Company extends unsecured credit to its customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. The Company generally does not require collateral from our customers.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2022 and 2021.

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

Inventories — Inventories in the Company’s manufacturing and distribution segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost, using the first-in, first-out (“FIFO”) method. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid fluctuations in demand. Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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

Leases - Company as Lessee

Accounting Standards Codification Topic 842 ("ASC Topic 842") requires Company to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. It requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months. These leases will be either finance or operating, with classification affecting the pattern of expense recognition.

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

Income Taxes — The Company accounts for income taxes using the liability method in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”). ASC Topic 740 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date.

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

Retained Earnings — It is the intention of the Company to reinvest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable as of the date of this Annual Report. The amount of earnings retained in subsidiaries was $18,755 and $16,683 as of June 30, 2022 and 2021, respectively.

Research and Development Costs — The Company incurred research and development costs of $375 and $357 during Fiscal 2022 and 2021, respectively, which were charged to operating expense as incurred.

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

Fair Values of Financial Instruments — Carrying values of trade account receivables, accounts payable, accrued expense, and term deposits approximate their fair value due to their short-term maturities. Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities. See Note 15 for detailed discussion of the fair value measurement of financial instruments.

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

Investments — The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. A standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, the variable interest holder who has the power to direct the VIE’s most significant activities is determined to be the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In March 2022, FASB issued ASU 2022-02 ASC Topic 326: Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR") and Vintage Disclosures, which require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements.

In November 2021, FASB issued ASU 2021-10 ASC Topic 832: Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance received. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2021 for all entities except not-for-profit entities and employee benefit plans within the scope of Topics 960, 962, and 965 on plan accounting. The Company has completed its assessment and concluded that this update is applicable to Company as Company received government grants. Company will prepare necessary disclosures for fiscal year 2023 financial statements.

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

Other new pronouncements issued but not yet effective until after June 30, 2022 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3. TERM DEPOSITS

	June 30, 2022	June 30, 2021

Short-term deposits	$5,619	$6,353
Currency translation effect on short-term deposits	(199)	298
Total short-term deposits	5,420	6,651
Restricted term deposits	1,746	1,682
Currency translation effect on restricted term deposits	(68)	59
Total restricted term deposits	1,678	1,741
Total term deposits	$7,098	$8,392

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

Senior management reviews trade account receivables on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any trade account receivables balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2022 and June 30, 2021 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	For the Year Ended June 30,
	2022	2021
Beginning	$311	$314
Additions charged to expense	48	5
Recovered	(106)	(14)
Write-off	-	(16)
Currency translation effect	(10)	22
Ending	$243	$311

5. LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of June 30, 2022.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project - Yu Jin Jiang An)	May 31, 2013	2,000	298
Less: allowance for doubtful receivables		(2,000)	(298)
Net loan receivable from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	746
Less: transfer – down payment for purchase of investment property		(5,000)	(746)
Net loan receivable from property development projects		-	-

The short-term loan receivables of renminbi (“RMB”) 2,000, or approximately $298, arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects located in Chongqing City, China (“Project - Yu Jin Jiang An”) during the year ended June 30, 2011. TTCQ did not generate other income from JiangHuai during Fiscal 2022 or Fiscal 2021. TTCQ is in the legal process of recovering the outstanding amount of $298.

The long-term loan receivable of RMB 5,000, or approximately $746, arose from TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in JiaSheng’s property development projects (“Project B-48 Phase 2”) located in Chongqing City, China during the year ended June 30, 2011. The loan receivable was secured and repayable at the end of the term. During the year ended June 30, 2015, the loan receivable was transferred to a down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 9).

6. INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2022	2021

Raw materials	$1,764	$1,152
Work in progress	683	1,218
Finished goods	238	325
Less: provision for obsolete inventories	(674)	(679)
Currency translation effect	247	64
	$2,258	$2,080

The following table represents the changes in provision for obsolete inventories:

	For the Year Ended June 30,
	2022	2021

Beginning	$679	$678
Additions charged to expense	17	13
Usage - disposition	(34)	(28)
Currency translation effect	12	16
Ending	$674	$679

7. INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of June 30, 2022. The exchange rate is based on the market rate as of June 30, 2022.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	Jul 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(89)
Gross investment in rental property		9,649	1,440
Accumulated depreciation on rental property	Jun 30, 2022	(7,523)	(1,122)
Reclassified as “Assets held for sale”	Jul 01, 2018	2,822	410
Reclassification from “Assets held for sale”	Mar 31, 2019	(1,029)	(143)
		(5,730)	(855)
Net investment in property – China		3,919	585

The following table presents the Company’s investment in properties in China as of June 30, 2021. The exchange rate is based on the market rate as of June 30, 2021.

	Investment Date / Reclassification Date	Investment Amount (RMB)	Investment Amount (U.S. Dollars)
Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	Jul 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(36)
Gross investment in rental property		9,649	1,493
Accumulated depreciation on rental property	Jun 30, 2020	(7,040)	(1,079)
Reclassified as “Assets held for sale”	Jul 01, 2018	2,822	410
Reclassification from “Assets held for sale”	Mar 31, 2019	(1,029)	(143)
		(5,247)	(812)
Net investment in property – China		4,402	681

Rental Property I - MaoYe Property

During the year ended June 30, 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, or approximately $894. During the year ended June 30, 2019, the Company sold thirteen of the fifteen units constituting the MaoYe Property. Management has decided not to sell the remaining two units of MaoYe properties in the near future, due to current conditions of the property market in China. A new lease agreement was entered into on February 10, 2022 for a period of 4 years at a monthly rate of RMB14, or approximately $2, after termination of the previous agreement. Pursuant to the agreement, monthly rental will increase by 5% each year.

Property purchased from MaoYe generated a rental income of $4 and $9 for the years ended June 30, 2022 and 2021, respectively.

Depreciation expense for MaoYe was $16 and $15 for the years ended June 30, 2022 and 2021, respectively.

Rental Property II - JiangHuai

During the year ended June 30, 2010, TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. As of June 30, 2022, TTCQ had not received the title deed for properties purchased from JiangHuai. While the above is not expected to affect the property’s market value, the COVID-19 pandemic and current economic situation it is likely to cause delays in court to consummate the execution of the sale.

Property purchased from JiangHuai did not generate any rental income for the years ended June 30, 2022 or 2021.

Depreciation expense for JiangHuai was $28 and $27 for the years ended June 30, 2022 and 2021, respectively.

Rental Property III – FuLi

During the year ended June 30, 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters (“Office Space”) located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed, the property was transferred to TTCQ in April 2013 and the title deed was received during the third quarter of the year ended June 30, 2014.

One of the two commercial properties was leased by TTCQ to a third party under a two-year lease to rent out the 154.49 square meter space at a monthly rate of RMB9, or approximately $1, commencing from May 21, 2021 to May 23, 2023. This agreement was prematurely terminated in May 2022.

TTCQ is actively searching for tenants to occupy the two commercial properties, which are vacant as of the date of this Annual Report.

Properties purchased from FuLi generated a rental income of $21 and $19 for the years ended June 30, 2022 and 2021, respectively.

Depreciation expense for FuLi was $31 and $30 for the years ended June 30, 2022 and 2021, respectively.

Summary

Total rental income for all investment properties in China was $25 and $28 for Fiscal 2022 and 2021, respectively.

Depreciation expense for all investment properties in China was $75 and $72 for Fiscal 2022 and 2021, respectively .

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful
	Life in
	Years	2022	2021
Building and improvements	3-20	$5,190	$5,141
Leasehold improvements	3-27	6,545	6,174
Machinery and equipment	3-7	27,172	26,804
Furniture and fixtures	3-5	1,234	1,170
Equipment under finance leases	3-5	1,413	1,413
Property, plant and equipment, gross		$41,554	$40,702
Less: accumulated depreciation		(30,116)	(28,751)
Accumulated amortization on equipment under finance leases		(1,330)	(1,199)
Total accumulated depreciation		$(31,446)	$(29,950)
Property, plant and equipment before currency translation effect, net		10,108	10,752
Currency translation effect		(1,627)	(1,221)
Property, plant and equipment, net		$8,481	$9,531

Depreciation and amortization expense for property, plant and equipment during Fiscal 2022 and 2021 was $2,126 and $2,419, respectively.

9. OTHER ASSETS

Other assets consisted of the following:
	June 30,
	2022	2021

Down payment for purchase of investment properties*	$-	$-
Down payment for purchase of property, plant and equipment	-	372
Deposits for rental and utilities and others	142	160
Currency translation effect	(5)	(270)
Total	$137	$262

*Down payment for purchase of investment properties included:

	2022
	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less: Impairment of Interest	(906)	(150)
Transferred to Down Payment (Note *b)	5,344	864
* Down Payment for Purchase of Investment Properties	10,207	1,645
Less: Effect of foreign currency exchange	-	(65)
Less: Provision of Impairment loss on other assets	(10,207)	(1,580)
* Down Payment for Purchase of Investment Properties	-	-

a) On December 2, 2010, the Company signed a Joint Venture agreement (the “Agreement”) with Jia Sheng Property Development Co. Ltd. (the “Developer”) to form a new company, Junzhou Co. Limited (“Joint Venture” or “Junzhou”), to jointly develop the “Singapore Themed Park” project (the “Project”). The Company paid RMB10 million for the 10% investment in the Joint Venture. The Developer paid the Company a management fee of RMB 5 million in cash upon signing of the Agreement, with a remaining fee of RMB 5 million payable upon fulfilment of certain conditions in accordance with the Agreement. The Company further reduced its investment by RMB 137, or approximately $22, through the losses from operations incurred by the Joint Venture.

On October 2, 2013, the Company disposed of its entire 10% interest in the Joint Venture but, to date, has not received payment in full therefor. The Company recognized a disposal based on the recorded net book value of RMB 5 million, or equivalent to $803K, from net considerations paid, in accordance with GAAP under ASC Topic 845 Non-monetary Consideration. It is presented under “Other Assets” as noncurrent assets to defer the recognition of the gain on the disposal of the 10% interest in the Joint Venture investment until such time that the consideration is paid, so the gain can be ascertained.

b) Amounts of RMB 5,000, or approximately $814, as disclosed in Note 7, plus the interest receivable on long-term loan receivable of RMB 1,250, or approximately $200, and impairment on interest of RMB 906, or approximately $150.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in Singapore Themed Resort Project. The initial targeted date of completion was in fiscal year 2017. However, the progress has been delayed as the developer is currently undergoing asset reorganization process, to re-negotiate with their creditors to complete the project.

During the fourth quarter of the Company’s fiscal year ended June 30, 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Singapore Theme Resort Project in Chongging, China. The Company elected to take this non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies, together with effects of the ongoing pandemic.

10. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	-	$4,090	$3,651
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%		$1,076	$586
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$338	$338

As of June 30, 2021, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Expiration	Credit	Unused
Facility	Facility	Rate	Date	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%, SIBOR rate +1.2% and LIBOR rate +1.25%	-	$4,237	$4,237
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	-	$1,115	$1,043
Trio-Tech Malaysia Sdn. Bhd.	Revolving Credit	Cost of Funds Rate +2%	-	$361	$361

11. ACCRUED EXPENSE

Accrued expense consisted of the following:	For the Year Ended June 30,
	2022	2021

Payroll and related costs	2,158	1,362
Commissions	116	51
Customer deposits	10	45
Legal and audit	320	321
Sales tax	531	9
Utilities	273	91
Warranty	16	14
Accrued purchase of materials and property, plant and equipment	905	144
Provision for reinstatement	308	290
Deferred income	55	67
Contract liabilities	933	628
Other accrued expense	571	279
Currency translation effect	(192)	62
Total	$6,004	$3,363

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

	For the Year Ended June 30,
	2022	2021
Beginning	$14	$12
Additions charged to cost and expense	7	7
Utilization	(4)	(4)
Currency translation effect	(1)	(1)
Ending	$16	$14

13. BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	June 30, 2022	June 30, 2021
Note payable denominated in RM for expansion plans in Malaysia, maturing in August 2024, bearing interest at the bank’s prime rate less 2.00% (3.791% and 3.60% at June 30, 2022, and June 30, 2021) per annum, respectively, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,372 and $2,579, at June 30, 2022, and June 30, 2021, respectively.	$1,392	$1,885

Financial arrangement at fixed interest rate 3.2% per annum with monthly payments of principal plus interest through July 2025	$128	$175
Financial arrangement at fixed interest rate 3.0% per annum with monthly payments of principal plus interest through December 2026	$224	-

Total bank loans payable	1,744	2,060

Current portion of bank loans payable	503	428
Currency translation effect on current portion of bank loans	(31)	11
Current portion of bank loans payable	472	439
Long-term portion of bank loans payable	1,357	1,564
Currency translation effect on long-term portion of bank loans	(85)	57
Long-term portion of bank loans payable	$1,272	$1,621

Future minimum payments (excluding interest) as of June 30, 2022, were as follows:

2023	$472
2024	481
2025	246
2026	214
2027	190
Thereafter	141
Total obligations and commitments	$1,744

Future minimum payments (excluding interest) as of June 30, 2021, were as follows:

2022	$439
2023	457
2024	462
2025	208
2026	171
Thereafter	323
Total obligations and commitments	$2,060

14. COMMITMENTS AND CONTINGENCIES

The Company had capital commitments in Malaysia and China for the purchase of equipment and other related infrastructure costs amounting to RM220 and RMB1,126,or approximately $50 and $168 as of June 30, 2022. Subsequent to June 30, 2022, the Company entered into contractual commitments of RMB 17,203, or approximately USD 2,567, relating to infrastructure costs to expand capacity in the newly setup China subsidiary. These commitments are primarily due within the next 24 months period.

Deposits with banks are not insured by the local government or agency and are consequently exposed to risk of loss. The Company believes that the probability of bank failure, causing loss to the Company, is remote.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS’ APPROXIMATE CARRYING VALUE

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the year ended June 30, 2022, or for the same period in the prior year.

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

16. CONCENTRATION OF CUSTOMERS

During the years ended June 30, 2022 and 2021, the Company had two major customers that accounted for the following revenue and trade account receivables:

	For the Year Ended June 30,
	2022	2021
Revenue
- Customer A	40.3%	37.7%
- Customer B	19.4%	9.7%

Trade Account Receivables
- Customer A	36.0%	34.7%
- Customer B	24.2%	11.8%

17. BUSINESS SEGMENTS

In Fiscal 2022, the Company operated in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (assembly of equipment that tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Asia and the real estate segment in China.

The cost of equipment, current year investment in new equipment and depreciation expense are allocated into respective segments based on primary purpose for which the equipment was acquired.

All intersegment sales were sales from the manufacturing segment to the testing and distribution segment. Total intersegment sales were $439 in the year ended June 30, 2022 and $410 in the year ended June 30, 2021. Corporate assets consisted primarily of cash and prepaid expense. Corporate expense consisted primarily of stock option expense, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a predetermined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

Business Segment Information:
	Year		Operating		Depr.
	Ended	Net	Income	Total	and	Capital
	June 30,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2022	$13,526	$275	$14,652	$417	$116
	2021	$13,151	$385	$13,622	$411	$350

Testing Services	2022	19,477	1,313	25,148	2,577	1,351
	2021	13,846	(997)	21,099	2,570	762

Distribution	2022	11,037	1,525	1,740	-	-
	2021	5,437	657	1,156	4	-

Real Estate	2022	25	(119)	1,608	81	1
	2021	28	(116)	2,070	74	-

Fabrication	2022	-	-	-	-	-
Services*	2021	-	-	-	-	-

Corporate &	2022	-	(641)	273	-
Unallocated	2021	-	10	359	-

Total Company	2022	$44,065	$2,353	$43,421	$3,075	$1,468
	2021	$32,462	$(61)	$38,306	$3,059	$1,112

* Fabrication services is a discontinued operation.

18. OTHER INCOME, NET

Other income, net for Fiscal 2022 and 2021 was as follows:

	For the Year Ended June 30,
	2022	2021
Interest income	$69	$118
Other rental income	116	100
Exchange gain/ (loss)	129	(69)
Extinguishment of PPP loan	-	121
Commission income	189	-
Dividend income	10	32
Deposit Forfeited	32	-
Other miscellaneous income	50	52
Total	$595	$354

19. GOVERNMENT GRANTS

	For the Year Ended June 30,
	2022	2021
Government grants	228	514

During Fiscal 2022, the Company received government grants amounting to $228, of which $146 was financial assistance received from the Singapore and Malaysia governments amid the COVID-19 pandemic.

During the year ended June 30, 2021, the Company received government grants amounting to $514, of which $401 was financial assistance received from the Singapore, Malaysia and China governments amid the COVID-19 pandemic.

20. INCOME TAXES

(Loss)/Income before provision for income taxes consists of the following:

	For the Year Ended June 30,
	2022	2021
United States	(1,156)	(53)
International	4,210	(846)
Total	$3,054	$(899)

The components of the provision for income taxes are as follows:

	For the Year Ended June 30,
	2022	2021
Current:
Federal	$72	$13
State	2	2
Foreign	643	352
	$717	$367
Deferred:
Federal	$-	$-
State	-	-
Foreign	40	(139)
	40	(139)
Total provisions	$757	$228

A reconciliation of income tax benefit compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	For the Year Ended June 30,
	2022	2021
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	(2.0)	(0.41)
Permanent items and credits	2.44	4.1
Foreign rate differential	(18.50)	74.02
Other	-	0.67
Changes in valuation allowance	21.88	(74.02)
Tax reform related to one-time repatriation tax	-	-
Effective rate	24.82%	25.36%

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

Due to the enactment of Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the year ended June 30, 2022.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at June 30, 2022.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against deferred tax assets recorded in the US and various foreign jurisdictions.

Temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows for the year ended June 30:

	For the Year Ended June 30,
	2022	2021
Deferred tax assets:
Net operating losses and credits	$789	$782
Inventory valuation	125	144
Provision for bad debts	223	-
Accrued vacation	8	12
Accrued expense	265	134
Fixed asset basis	4	3
Investment	77	77
Unrealized gain	-	4
Other	(106)	12
Total deferred tax assets	$1,385	$1,168

Deferred tax liabilities:
Depreciation	(371)	(329)
Other	(3)	(-)
Total deferred income tax liabilities	$(374)	$(329)

Subtotal	1,011	839
Valuation allowance	(842)	(622)
Net deferred tax assets	$169	$217

Presented as follows in the balance sheets:
Deferred tax assets	169	217
Deferred tax liabilities	-	-
Net deferred tax assets	$169	$217

The valuation allowance increased by $220 and decreased by $667 in Fiscal 2022 and 2021, respectively.

At June 30, 2022, the Company had no federal net operating loss carry-forwards and state net operating loss carryforward of $1,940, which expire through 2033. These carryovers may be subject to limitations under I.R.C. Section 382.  Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized.  Accordingly, a full valuation allowance was established.

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

21. REVENUE

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

Manufacturing

The Company primarily derives revenue from the sale of both front-end and back-end semiconductor test equipment and related peripherals, maintenance and support of all these products, installation and training services, and the sale of spare parts. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes.

The Company recognizes revenue at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether the control has transferred by considering several indicators, including:

●	whether the Company has a present right to payment;
●	whether the customer has legal title;
●	whether the customer has physical possession;
●	whether the customer has significant risk and rewards of ownership; and
●

whether the customer has accepted the product, or whether customer acceptance is considered a formality based on history of acceptance of similar products (for example, when the customer has previously accepted the same equipment, with the same specifications, and when we can objectively demonstrate that the tool meets all of the required acceptance criteria, and when the installation of the system is deemed perfunctory).

Not all of the indicators need to be met for the Company to conclude that control has transferred to the customer. In circumstances in which revenue is recognized prior to the product acceptance, the portion of revenue associated with its performance obligations of product installation and training services are deferred and recognized upon acceptance.

The majority of sales under the Manufacturing segment include a 12-month warranty. The Company has concluded that the warranty provided for standard products are assurance type warranties and are not separate performance obligations. Warranty provided for customized products are service warranties and are separate performance obligations. Transaction prices are allocated to this performance obligation using cost plus method. The portion of revenue associated with warranty service is deferred and recognized as revenue over the warranty period, as the customer simultaneously receives and consumes the benefits of warranty services provided by the Company.

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

Method and Impact of Adoption

Effective as of July 1, 2018, the Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments using the modified retrospective transition method. This method was applied to contracts that were not complete as of the date of adoption. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with ASC Topic 605.

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

Contract Balances

The timing of revenue recognition, billings and collections may result in billed account receivables, unbilled receivables, contract assets, and customer advances,  deposits and contract liabilities. The Company’s payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expense in the balance sheet.

The following table is the reconciliation of contract balances.

	June 30,	June 30,
	2022	2021
Trade Account Receivables	11,592	8,293
Accounts Payable	2,401	3,702
Contract Liabilities	933	628

Remaining Performance Obligation

As of June 30, 2022, the Company had $326 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, this amount is expected to be recognized as revenue over the next two years.

Refer to note 17 “Business Segments” of the Notes to Consolidated Financial Statements for information related to revenue.

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

22. EARNINGS PER SHARE

The Company follows ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Options to purchase 656,375 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of June 30, 2022. 310,500 stock options were excluded in the computation of diluted EPS for Fiscal 2022 because they were anti-dilutive.

Options to purchase 674,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of June 30, 2021. 348,000 stock options were excluded in the computation of diluted EPS for the year ended June 30, 2021 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2022	2021

(Loss) / Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$2,396	$(575)
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	$(1)	$(16)

Net income / (loss) attributable to Trio-Tech International common shareholders	2,395	(591)

Weighted average number of common shares outstanding - basic	3,972	3,768
Dilutive effect of stock options	202	117
Number of shares used to compute earnings per share - diluted	4,174	3,885

Basic Earnings / (Loss) per Share:
Basic earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.61	$(0.16)
Basic loss per share from discontinued operations attributable to Trio-Tech International	$(0.01)	$-

Basic Earnings / (Loss) per Share from net income attributable to Trio-Tech International	$0.60	$(0.16)

Diluted Earnings / (Loss) per Share:
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$0.57	$(0.15)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-

Diluted Earnings / (Loss) per Share from net income attributable to Trio-Tech International	$0.57	$(0.15)

23. STOCK OPTIONS

On September 24, 2007, the Company’s Board of Directors unanimously adopted the 2007 Employee Stock Option Plan (the “2007 Employee Plan”) and the 2007 Directors Equity Incentive Plan (the “2007 Directors Plan” and, together with the 2007 Employee Plan, the “2007 Plans”), each of which was approved by the shareholders on December 3, 2007. Each of the 2007 Plans were amended during the term of such plan to increase the number of shares covered thereby. Each of the 2007 Plans terminated by their respective terms on September 24, 2017.

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

Assumptions

The fair value for the options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

For the Year Ended June 30,
	2022	2021
Expected volatility	40.89% to 84%	40.89% to 69.03%
Risk-free interest rate	0.11% to 2.35%	0.14% to 2.35%
Expected life (years)	2.5 -3.25	2.5 -3.25

The expected volatilities are based on the historical volatility of the Company’s Common Stock. Due to higher volatility, the observation was made on a daily basis for the twelve months ended June 30, 2022 and 2021 respectively. The observation period covered is consistent with the expected life of the options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

2017 Employee Stock Option Plan

The Company’s 2017 Employee Plan permits the grant of stock options to its employees, and initially covered up to an aggregate of 300,000 shares of Common Stock. In December 2021, the Company’s Board of Directors approved an amendment to the 2017 Employee Plan to increase the shares covered thereby from 300,000 shares to an aggregate of 600,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2021.

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

During the year ended June 30, 2022, the Company granted options to purchase 40,500 shares of its Common Stock to employees pursuant to the 2017 Employee Plan, with a weighted average grant-date fair value of $3.69.

There were 71,125 stock options exercised under the 2017 Employee Plan during the year ended June 30, 2022. The Company recognized stock-based compensation expense of $117 in the year ended June 30, 2022 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $130 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years. The weighted average remaining contractual term for non-vested options outstanding under the 2017 Employee Plan was 1.94 years.

As of June 30, 2022, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 160,500 shares of Common Stock, with a weighted average exercise price was $4.93, and weighted average contractual term of 1.98 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan as of June 30, 2022, was $791.

During the year ended June 30, 2021, the Company granted options to purchase 71,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan, with a weighted average grant-date fair value of $1.88. The total fair value of vested employee stock options granted pursuant to the 2017 Employee Plan was $39 during the year ended June 30, 2021.

There were no stock options under the 2017 Employee Plan exercised during the year ended June 30, 2021. The Company recognized stock-based compensation expense of $105 during the year ended June 30, 2021 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $71 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of three years. The weighted average remaining contractual term for non-vested options outstanding under the 2017 Employee Plan was 2.00 years.

As of June 30, 2021, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 164,750 shares of Common Stock, with a weighted average exercise price of $4.35, and weighted average contractual term of 2.74 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan was $268 as of June 30, 2021.

A summary of option activities under the 2017 Employee Plan during the year ended June 30, 2022, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	267,000	4.21	3.22	290
Granted	40,500	7.76	4.73	-
Exercised	(71,125)	2.93	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2022	236,375	5.21	2.61	87
Exercisable at June 30, 2022	160,500	4.93	1.98	66

A summary of the status of the Company’s non-vested employee stock options during the year ended June 30, 2022, is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2021	102,250	$2.29
Granted	40,500	3.69
Vested	(66,875)	-
Forfeited	-	-
Non-vested at June 30, 2022	75,875	$5.98

A summary of option activities under the 2017 Employee Plan during the year ended June 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	196,000	$3.92	3.72	$36
Granted	71,000	5.03	4.61	14
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	267,000	4.21	3.22	290
Exercisable at June 30, 2021	164,750	4.35	2.74	173

A summary of the status of the Company’s non-vested employee stock options during the year ended June 30, 2021,

is presented below:

	Options	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2020	98,000	$1.79
Granted	71,000	1.88
Vested	(66,750)	1.83
Forfeited	-	-
Non-vested at June 30, 2021	102,250	$2.29

2007 Employee Stock Option Plan

The Company’s 2007 Employee Plan permitted the issuance of options to employees. As of the last amendment thereof, the 2007 Employee Plan covered an aggregate of 600,000 shares of the Company’s Common Stock. The 2007 Employee Plan terminated by its terms on September 24, 2017 and no further options may be granted thereunder. Options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms.

There were 37,500 options exercised during the year ended June 30, 2022. The Company did not recognize any stock-based compensation expense in the year ended June 30, 2022 under the 2007 Employee Plan.

There were 40,000 options exercised during the year ended June 30, 2021. The Company did not recognize any stock-based compensation expense in the year ended June 30, 2021 under the 2007 Employee Plan.

As of June 30, 2022, there were no vested or unvested stock options outstanding under the 2007 Employee Plan.

As of June 30, 2021, there were vested employee stock options exercisable covering a total of 37,500 shares of Common Stock under the 2007 Employee Plan, with a weighted average exercise price of $4.14, and a weighted average contractual term of 0.75 years. The total fair value of vested employee stock options under the 2007 Employee Plan as of June 30, 2021 was $61. As of June 30, 2021, there were no unvested employee stock options under 2007 Employee Plan.

A summary of option activities under the 2007 Employee Plan during the year ended June 30, 2022, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2021	37,500	$4.14	0.75	$34
Granted	-	-	-	-
Exercised	(37,500)	4.14	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2022	-	$-	-	$-
Exercisable at June 30, 2022	-	$-	-	$-

A summary of option activities under the 2007 Employee Plan during the year ended June 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	77,500	$3.69	1.22	$-
Granted	-	-	-	-
Exercised	(40,000)	3.26	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	37,500	$4.14	0.75	$34
Exercisable at June 30, 2021	37,500	$4.14	0.75	$34

2017 Directors Equity Incentive Plan

The 2017 Directors Plan permits the grant of options to its directors in the form of non-qualified options and restricted stock, and initially covered up to an aggregate of 300,000 shares of Common Stock. In September 2020, the Company’s Board of Directors approved an amendment to the 2017 Directors Plan to increase the shares covered thereby from 300,000 shares to an aggregate of 600,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2020.

Under the 2017 Plan, the exercise price of the non-qualified options is required to be 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are exercisable immediately as of the grant date.

During the year ended June 30, 2022, the Company granted options to purchase 100,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan, with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant, and a fair value of approximately $353, based on the fair value of $3.53 per share determined by the Black-Scholes option pricing model.

As all stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2022.

There were no options under the 2017 Directors Plan exercised during the year ended June 30, 2022. The Company recognized stock-based compensation expense of $353 in the year ended June 30, 2022 under the 2017 Directors Plan.

During the year ended June 30, 2021, the Company granted options to purchase 80,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant. The fair value of the options granted to purchase 80,000 shares of the Company’s Common Stock was approximately $143, based on the fair value of $1.79 per share determined by the Black-Scholes option pricing model. As all stock options granted under the 2017 Directors Plan vest immediately at the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2021. There were no options exercised during the year ended June 30, 2021. The Company recognized stock-based compensation expense of $143 in the year ended June 30, 2021 under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the year ended June 30, 2022, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	320,000	$4.27	3.22	$340
Granted	100,000	7.76	4.73	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2022	420,000	5.10	2.85	228
Exercisable at June 30, 2022	420,000	5.10	2.85	228

A summary of option activities under the 2017 Directors Plan during the twelve months ended June 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	240,000	$3.93	3.75	$48
Granted	80,000	5.27	4.64	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	320,000	4.27	3.22	340
Exercisable at June 30, 2021	320,000	4.27	3.22	340

2007 Directors Equity Incentive Plan

The Company’s 2007 Directors Plan permitted the grant of stock options to its directors in the form of nonqualified options and restricted stock. As of the last amendment thereof, the 2007 Directors Plan covered an aggregate of 500,000 shares of the Company’s Common Stock. The 2007 Directors Plan terminated by its terms on September 24, 2017, and no further options may be granted thereunder. Options outstanding thereunder continue to remain outstanding and in effect in accordance with their terms.

There were 50,000 options exercised during the year ended June 30, 2022. The Company did not recognize any stock-based compensation expense during the year ended June 30, 2022.

There were 200,000 stock options exercised during the year ended June 30, 2021. The Company did not recognize any stock-based compensation expense during the year ended June 30, 2021.

As of June 30, 2022, there were no vested or unvested stock options outstanding under 2007 Directors Plan.

As of June 30, 2021, there were vested stock options exercisable covering a total of 50,000 shares of Common Stock under 2007 Directors Plan, with a weighted average exercise price of $4.14 and weighted average remaining contractual term of 0.75 years. The total fair value of vested stock options under 2007 Directors Plan as of June 30, 2021 was $72. As of June 30, 2021, there were no unvested director stock options under 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the year ended June 30, 2022, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2021	50,000	4.14	0.75	45
Granted	-	-	-	-
Exercised	(50,000)	4.14	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2022	-	-	-	-
Exercisable at June 30, 2022	-	-	-	-

A summary of option activities under the 2007 Directors Plan during the twelve months ended June 30, 2021, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2020	250,000	3.32	0.83	22
Granted	-	-	-	-
Exercised	(200,000)	3.12	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	50,000	4.14	0.75	45
Exercisable at June 30, 2021	50,000	4.14	0.75	45

24.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases were $75 and $72 for the years ended June 30, 2022 and 2021, respectively.

Future minimum rental income in China and Thailand to be received from fiscal year ended June 30, 2023 to fiscal year ended June 30, 2027 on non-cancellable operating leases, and is contractually due as of June 30, 2022, as follows:

2023	$6
2024	$27
2025	$28
2026	$29
2027	$10
$100

Future minimum rental income in China and Thailand to be received from Fiscal 2022 to the fiscal year ended June 30, 2023 on non-cancellable operating leases, and is contractually due as of June 30, 2021, as follows:

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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of four units of chiller systems are as follows:

Components of Lease Balances	June 30,
2022
Assets
Gross financial sales receivable	$41
Unearned finance income	(3)
Financed Sales Receivable	$38

Net financed sales receivables due within one year	$21
Net financed sales receivables due after one year	$17

As of June 30, 2022, the financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 1.75 years.

Company as Lessee

The Company has operating leases for corporate offices and research and development facilities with remaining lease terms of one year to five years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases is as follows (in thousands):

		June 30,
Components of Lease Balances	Classification	2022

Assets
Operating lease assets	Right-of-use asset-operating, net	$3,152
Finance lease assets	Property, plant & equipment	1,727
Accumulated amortization Right-of-use asset		(1,179)
Assets	Property, plant & equipment	$548
Total Leased Assets		$3,700

Liabilities
Operating Lease Liabilities
Current portion	Current portion of lease liability- operating	$1,218
Long-term portion	Lease liability- operating, net of current portion	1,934
Total Operating Lease Liabilities		$3,152
Finance Lease Liabilities
Current portion of finance leases	Current portion of lease liability- finance	$118
Net of current portion of finance leases	Lease liability- finance, net of current portion	119
Total Finance Lease Liabilities		$237

Total Lease Liabilities		$3,389

June 30, 2022
Lease Cost
Finance lease cost:
Interest on lease liability	$29
Amortization of right-of-use asset	209
Total Finance Lease Cost	238

Operating Lease Costs	$949

Other information related to leases was as follows (in thousands except lease term and discount rate):
June 30,
2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(21)
Operating cash flows from operating leases	$(1,151)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,276

Weighted average remaining lease term (years):
Finance leases	2.02
Operating leases	2.83
Weighted average discount rate:
Finance leases	3.26
Operating leases	5.53

As of June 30, 2022, the maturities of the Company's operating and finance lease liabilities were as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2023	1,357	129
2024	1,032	104
2025	554	20
2026	423	-
Thereafter	69	-
Total future minimum lease payments	$3,435	$253
Less: amount representing interest	(283)	(16)
Present value of net minimum lease payments	3,152	237

Presentation on statement of financial position
Current	$1,218	$118
Non-Current	$1,934	$119

As of June 30, 2021, the maturities of the Company's operating and finance lease liabilities were as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2022	748	218
2023	537	137
2024	313	111
2025	291	22
Thereafter	156	-
Total future minimum lease payments	$2,045	$488
Less: amount representing interest	(169)	(38)
Present value of net minimum lease payments	1,876	450

Presentation on statement of financial position
Current	$672	$197
Non-Current	$1,204	$253

25. NONCONTROLLING INTEREST

In accordance with the provisions of ASC Topic 810, the Company has classified the noncontrolling interest as a component of stockholders’ equity in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated financial statements.

Noncontrolling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech Malaysia Sdn. Bhd., 45% interest in SHI International Pte. Ltd., and 24% interest in Prestal Enterprise Sdn. Bhd., and 49% interest in Trio-Tech Jiangsu Co., Ltd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to noncontrolling interest:

	For the Year Ended June 30,
Noncontrolling interest	2022	2021
Beginning balance	$419	$1,180
Net (loss)/ income	(96)	(564)
Dividend declared by a subsidiary	(122)	(189)
Translation adjustment	(73)	(8)
Ending balance	$128	$419

26. COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.