Form 10-Q
period 2022-09-30
TRIO-TECH INTERNATIONAL
filed 2022-11-10
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 1, 2022, there were 4,076,680 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of Sep 30, 2022 (Unaudited), and June 30, 2022	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Three Months Ended September 30, 2022 (Unaudited), and September 30, 2021 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2022 (Unaudited), and September 30, 2021 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2022 (Unaudited), and September 30, 2021 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

Signatures		39

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; ongoing public health issues related to the COVID-19 pandemic; the trade tension between U.S. and China; other economic, financial and regulatory factors beyond the Company’s control and uncertainties relating to our ability to operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulation in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock, no par value (“Common Stock”) or impair our ability to raise money. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,428	$7,698
Short-term deposits	2,829	5,420
Trade accounts receivable, less allowance for doubtful accounts of $215 and $243, respectively	12,491	11,592
Other receivables	942	998
Inventories, less provision for obsolete inventories of $625 and $674, respectively	3,548	2,258
Prepaid expenses and other current assets	631	1,215
Financed sales receivable	20	21
Total current assets	29,889	29,202
NON-CURRENT ASSETS:
Deferred tax assets	173	169
Investment properties, net	533	585
Property, plant and equipment, net	8,687	8,481
Operating lease right-of-use assets	2,759	3,152
Other assets	121	137
Financed sales receivable	11	17
Restricted term deposits	1,632	1,678
Total non-current assets	13,916	14,219
TOTAL ASSETS	$43,805	$43,421

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$482	$929
Accounts payable	3,469	2,401
Accrued expenses	6,179	6,004
Income taxes payable	968	787
Current portion of bank loans payable	491	472
Current portion of finance leases	104	118
Current portion of operating leases	1,130	1,218
Total current liabilities	12,823	11,929
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,251	1,272
Finance leases, net of current portion	91	119
Operating leases, net of current portion	1,629	1,934
Income taxes payable, net of current portion	137	137
Deferred tax liabilities	30	-
Other non-current liabilities	26	28
Total non-current liabilities	3,164	3,490
TOTAL LIABILITIES	$15,987	$15,419

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,076,680 and 4,071,680 shares issued outstanding as at September 30 and June 30, 2022	$12,769	12,750
Paid-in capital	4,740	4,708
Accumulated retained earnings	10,101	9,219
Accumulated other comprehensive income-translation adjustments	1	1,197
Total Trio-Tech International shareholders’ equity	27,611	27,874
Non-controlling interest	207	128
TOTAL EQUITY	$27,818	$28,002
TOTAL LIABILITIES AND EQUITY	$43,805	$43,421

See notes to condensed consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30, 2022	Sept. 30, 2021
Revenue
Manufacturing	$3,585	$3,562
Testing services	6,364	4,600
Distribution	1,982	1,998
Real estate	8	11
	11,939	10,171
Cost of Sales
Cost of manufactured products sold	2,525	2,434
Cost of testing services rendered	4,126	2,883
Cost of distribution	1,648	1,656
Cost of real estate	18	19
	8,317	6,992
Gross Margin	3,622	3,179

Operating Expenses:
General and administrative	2,305	1,980
Selling	173	147
Research and development	73	82
Gain on disposal of property, plant and equipment	4	-
Total operating expenses	2,555	2,209

Income from Operations	1,067	970

Other Income/(Expenses)
Interest expenses	(44)	(28)
Other income, net	179	161
Total other income	135	133

Income from Continuing Operations before Income Taxes	1,202	1,103

Income Tax Expenses	(225)	(180)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	977	923

Discontinued Operations
Income from discontinued operations, net of tax	1	5
NET INCOME	978	928

Less: Net income attributable to the non-controlling interest	96	11
Net Income Attributable to Trio-Tech International Common Shareholders	$882	$917

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	882	914
Income from discontinued operations, net of tax	-	3
Net Income Attributable to Trio-Tech International Common Shareholders	$882	$917

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.22	$0.23
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.22	$0.23

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.21	$0.23
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.21	$0.23

Weighted average number of common shares outstanding
Basic	4,077	3,913
Dilutive effect of stock options	81	94
Number of shares used to compute earnings per share diluted	$4,158	$4,007

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2022	2021
Comprehensive Income Attributable to Trio-Tech International Common
Shareholders
Net income	$978	$928
Foreign currency translation, net of tax	(1,213)	(289)
Comprehensive (Loss) / Income	(235)	639
Less: Comprehensive income attributable to the non-controlling interests	79	4
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(314)	$635

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Three months ended September 30, 2022

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2022	4,072	12,750	4,708	9,219	1,197	128	28,002
Stock option expenses	-	-	32	-	-	-	32
Net income				882	-	96	978
Dividend declared by subsidiary	-	-	-	-	-	-	-
Exercise of stock option	5	19		-	-	-	19
Translation adjustment	-	-		-	(1,196)	(17)	(1,213)
Balance at Sept 30, 2022	4,077	12,769	4,740	10,101	1	207	27,818

Three months ended September 30, 2021

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2021	3,913	12,178	4,233	6,824	2,399	419	26,053
Stock option expenses	-	-	12	-	-	-	12
Net income	-	-	-	917	-	11	928
Translation adjustment	-	-	-		(282)	(7)	(289)
Balance at Sept. 30, 2021	3,913	12,178	4,245	7,741	2,117	423	26,704

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income/ (loss)	$978	$928
Adjustments to reconcile net income/(loss) to net cash flow provided by operating activities
Depreciation and amortization	882	709
Addition of provision for obsolete inventories	(38)	11
Stock option expense	32	12
Bad debt recovery	(17)	(2)
Accrued interest expense, net accrued interest income	43	16
Payment of interest portion of finance lease	(3)	(6)
Gain on sale of property, plant and equipment - continuing operations	(15)	-
Warranty recovery, net	2	-
Deferred tax expense	20	18
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(886)	(1,105)
Other receivables	56	(30)
Other assets	11	(52)
Inventories	(1,341)	(362)
Prepaid expenses and other current assets	537	(893)
Accounts payable and accrued expenses	1,469	68
Income taxes payable	211	123
Operating lease liabilities	(380)	(146)
Net Cash Provided by / (Used in) Operating Activities	$1,561	$(711)

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	2,486	664
Additions to property, plant and equipment	(1,156)	(438)
Net Cash Provided by Investing Activities	1,330	226

Cash Flow from Financing Activities
Payment on lines of credit	(938)	(301)
Payment of bank loans	(117)	(107)
Payment of finance leases	(36)	(53)
Proceeds from exercising stock options	19	-
Proceeds from lines of credit	483	478
Proceeds from bank loans	175	-
Net Cash (Used in) / Provided by Financing Activities	(414)	17

Effect of Changes in Exchange Rate	(793)	(214)

Net Increase / (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,684	(682)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9,376	7,577
Cash, Cash Equivalents, and Restricted Cash at End of Period	$11,060	$6,895

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$43	$122
Income taxes	$1	$52

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	9,428	5,173
Restricted Term-Deposits in Non-Current Assets	1,632	1,722
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$11,060	$6,895

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

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company”, or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States (“U.S.”). The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of the fiscal year ended June 30, 2023 (“Fiscal 2023”), TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Dublin, Ireland
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.*	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (100% owned by SHI International Pte. Ltd.)	52%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
Trio-Tech (Jiangsu) Co., Ltd. (51% owned by Trio-Tech (SIP) Co., Ltd.)	51%	Suzhou, China

   * 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars unless otherwise stated. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended June 30, 2022 (“Fiscal 2022”). The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2023.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful account receivables, reserve for obsolete inventory, impairments, provision of income tax, stock options and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2022.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02 updating Accounting Standards Codification (“ASC”) Topic 326: Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR") and Vintage Disclosures (“ASU 2022-02”), which require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The Company has completed its assessment and concluded that ASU 2022-02 has no significant impact to the Company’s consolidated financial statements.

In November 2021, FASB issued ASU 2021-10 ASC Topic 832: Government Assistance (“Topic 832”): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance received. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021 for all entities except not-for-profit entities and employee benefit plans within the scope of Topics 960, 962, and 965 on plan accounting. The Company has completed its assessment and concluded that ASU 2021-10 is applicable to the Company as the Company received government grants. The Company will make the necessary disclosures in the financial statements for Fiscal 2023.

In March 2020, FASB issued ASU 2020-04, updating ASC Topic 848: Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020, and the Company may elect to apply ASU 2020-04 prospectively through December 31, 2022. The Company has completed its assessment and concluded that ASU 2020-04 has no significant impact to the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 ASC Topic 326, Financial Instruments — Credit Losses (“Topic 326”) (“ASU 2016-13”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Topic 326 is effective for the Company for annual periods beginning after December 15, 2022. The Company has completed its assessment and concluded that ASU 2016-03 has no significant impact to the Company’s consolidated financial statements.

Other new pronouncements issued but not yet effective until after September 30, 2022, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Sept. 30,	June 30,
	2022	2022
	(Unaudited)

Short-term deposits	$2,941	$5,619
Currency translation effect on short-term deposits	(112)	(199)
Total short-term deposits	2,829	5,420
Restricted term deposits	1,680	1,746
Currency translation effect on restricted term deposits	(48)	(68)
Total restricted term deposits	1,632	1,678
Total term deposits	$4,461	$7,098

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of September 30, 2022, and June 30, 2022, was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30,	June 30,
	2022	2022
	(Unaudited)

Beginning	$243	$311
Additions charged to expenses	-	48
Recovered	(17)	(106)
Currency translation effect	(11)	(10)
Ending	$215	$243

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of September 30, 2022.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	281
Less: allowance for doubtful receivables		(2,000)	(281)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	702
Less: transfer – down-payment for purchase of investment property		(5,000)	(702)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $281 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, a provision for doubtful receivables of $281 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the quarter ended September 30, 2022 or for Fiscal 2022. TTCQ is in the legal process of recovering the outstanding amount of approximately $281.

The loan amounting to RMB 5,000, or approximately $702, arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in Fiscal 2011. The amount was unsecured and repayable at the end of the term. During the fiscal year ended June 30, 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

6.  INVENTORIES

Inventories consisted of the following:

	Sept. 30, 2022	June 30, 2022
	(Unaudited)

Raw materials	$1,269	$1,764
Work in progress	2,211	683
Finished goods	793	238
Less: provision for obsolete inventories	(625)	(674)
Currency translation effect	(100)	247
	$3,548	$2,258

The following table represents the changes in provision for obsolete inventories:

	Sept. 30, 2022	June 30, 2022
	(Unaudited)

Beginning	$674	$679
Additions charged to expenses	-	17
Usage – disposition	(38)	(34)
Currency translation effect	(11)	12
Ending	$625	$674

7.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2022. The exchange rate is based on the market rate as of September 30, 2022.

	Investment Date / Reclassification	Investment	Investment Amount
	Date	Amount (RMB)	(U.S. Dollars)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(175)
Gross investment in rental property		9,649	1,354

Accumulated depreciation on rental property	Sep 30, 2022	(7,643)	(1,088)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(5,850)	(821)
Net investment in property – China		3,799	533

The following table presents the Company’s investment in properties in China as of June 30, 2022. The exchange rate is based on the market rate as of June 30, 2022.

	Investment Date / Reclassification	Investment	Investment Amount
	Date	Amount (RMB)	(U.S. Dollars)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(89)
Gross investment in rental property		9,649	1,440

Accumulated depreciation on rental property	Jun 30, 2022	(7,523)	(1,122)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(5,730)	(855)
Net investment in property – China		3,919	585

Rental Property I - MaoYe Property

In the fiscal year ended June 30, 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, or approximately $894. During the year ended June 30, 2019, the Company sold thirteen of the fifteen units constituting the MaoYe Property. Management has decided not to sell the remaining two units of MaoYe properties in the near future, due to current conditions of the property market in China. A new lease agreement was entered into on February 10, 2022 for a period of 4 years at a monthly rate of RMB14, or approximately $2, after termination of the previous agreement. Pursuant to the agreement, monthly rental will increase by 5% each year.

Property purchased from MaoYe generated a rental income of $6 during the three months ended September 30, 2022, as compared to $2 for the same period in Fiscal 2022.

Depreciation expense for MaoYe was $4 for the three months ended September 30, 2022, as compared to $4 for the same period in Fiscal 2022.

Rental Property II - JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. As of June 30, 2022, TTCQ had not received the title deed for properties purchased from JiangHuai. While the above is not expected to affect the property’s market value, the COVID-19 pandemic and current economic situation it is likely to cause delays in court to consummate the execution of the sale.

Property purchased from JiangHuai did not generate any rental income for the three months ended September 30, 2022 and 2021.

Depreciation expense for JiangHuai was $7 for the three months ended September 30, 2022, as compared to $7 for the same period in last Fiscal 2022.

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

One of the two commercial properties was leased from TTCQ by a third party under a two-year lease to rent out the 154.49 square meter space at a monthly rate of RMB9, or approximately $1, commencing from May 21, 2021, to May 23, 2023. This agreement was prematurely terminated in May 2022. As of mid August 2022, TTCQ had found a new tenant for this unit for a period of 1 year.

TTCQ is actively searching for tenants to occupy the one commercial properties, which is vacant as of the date of this Report.

Properties purchased from FuLi generated a rental income of $2 for the three months ended September 30, 2022, as compared to $9 for the same period in Fiscal 2022.

Depreciation expense for FuLi was $7 for the three months ended September 30, 2022, as compared to $8 for the same period in Fiscal 2022.

Summary

Total rental income for all investment properties in China was $8 for the three months ended September 30, 2022, as compared to $11 for the same period in Fiscal 2022.

Depreciation expenses for all investment properties in China were $18 for the three months ended September 30, 2022, as compared to $19 for the same period in Fiscal 2022.

8.   OTHER ASSETS

Other assets consisted of the following:

	Sept. 30,	June 30,
	2022	2022
	(Unaudited)
Down payment for purchase of investment properties *	$-	$-
Down payment for purchase of property, plant and equipment	-	-
Deposits for rental and utilities and others	136	142
Currency translation effect	(15)	(5)
Total	$121	$137

*Down payment for purchase of investment properties included:

	2022
	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less: Impairment of Interest	(906)	(150)
Transferred to Down Payment (Note *b)	5,344	864
* Down Payment for Purchase of Investment Properties	10,207	1,645
Less: Effect of foreign currency exchange	-	(65)
Less: Provision of Impairment loss on other assets	(10,207)	(1,580)
* Down Payment for Purchase of Investment Properties	$-	$-

a)

In Fiscal 2011, the Company signed a Joint Venture agreement (the “Agreement”) with Jia Sheng Property Development Co. Ltd. (the “Developer”) to form a new company, Junzhou Co. Limited (“Joint Venture” or “Junzhou”), to jointly develop the “Singapore Themed Park” project (the “Project”). The Company paid RMB10 million for the 10% investment in the Joint Venture. The Developer paid the Company a management fee of RMB 5 million in cash upon signing of the Agreement, with a remaining fee of RMB 5 million payable upon fulfilment of certain conditions in accordance with the Agreement. The Company further reduced its investment by RMB 137, or approximately $22, through the losses from operations incurred by the Joint Venture.

In Fiscal 2014, the Company disposed of its entire 10% interest in the Joint Venture but, to date, has not received payment in full therefor. The Company recognized a disposal based on the recorded net book value of RMB 5 million, or equivalent to $803K, from net considerations paid, in accordance with GAAP under ASC Topic 845 Non-monetary Consideration. It is presented under “Other Assets” as noncurrent assets to defer the recognition of the gain on the disposal of the 10% interest in the Joint Venture investment until such time that the consideration is paid, so the gain can be ascertained.

b)

Amounts of RMB 5,000, or approximately $814, as disclosed in Note 7, plus the interest receivable on long-term loan receivable of RMB 1,250, or approximately $200, and impairment on interest of RMB 906, or approximately $150.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in Singapore Themed Resort Project. The initial targeted date of completion was in the fiscal year ended June 30, 2017. However, the progress has been delayed as the developer is currently undergoing asset reorganization process, to re-negotiate with their creditors to complete the project.

During the fourth quarter of Fiscal 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Singapore Theme Resort Project in Chongging, China. The Company elected to take this non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies, together with effects of the ongoing pandemic. The local court is verifying the documents due to the sizable number of creditors as of September 30, 2022.

9. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of September 30, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	$4,397	$4,397
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	$1,047	$565
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$327	$327

As of June 30, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	$4,090	$3,651
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	$1,076	$586
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$338	$338

10.  ACCRUED EXPENSE

Accrued expense consisted of the following:

	Sept. 30,	June 30,
	2022	2022
	(Unaudited)

Payroll and related costs	$2,469	$2,158
Commissions	133	116
Customer deposits	9	10
Legal and audit	346	320
Sales tax	76	531
Utilities	215	273
Warranty	18	16
Accrued purchase of materials and property, plant and equipment	456	905
Provision for reinstatement	298	308
Deferred income	49	55
Contract liabilities	1,218	933
Other accrued expense	829	571
Currency translation effect	63	(192)
Total	$6,179	$6,004

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

	Sept. 30,	June 30,
	2022	2022
	(Unaudited)

Beginning	$16	$14
Additions charged to cost and expense	1	7
Reversal	(1)	(4)
Currency translation effect	2	(1)
Ending	$18	$16

12.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Sept. 30,	June 30,
	2022	2022
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in April 2028, bearing interest at the bank’s prime rate less 2.00% (3.6% and 3.791% at September 30, 2022 and June 30, 2022) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,375 and $2,372, as at September 30, 2022 and June 30, 2022, respectively.	$1,254	$1,392
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	114	128
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	206	224
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	168	-
Total bank loans payable	$1,742	$1,744

Current portion of bank loans payable	508	503
Currency translation effect on current portion of bank loans	(17)	(31)
Current portion of bank loans payable	491	472
Long-term portion of bank loans payable	1,295	1,357
Currency translation effect on long-term portion of bank loans	(44)	(85)
Long-term portion of bank loans payable	$1,251	1,272

Future minimum payments (excluding interest) as at September 30, 2022, were as follows:

Remainder of Fiscal 2023	$367
2024	497
2025	270
2026	242
2027	221
Thereafter	145
Total obligations and commitments	$1,742

Future minimum payments (excluding interest) as at June 30, 2022, were as follows:

2023	$472
2024	481
2025	246
2026	214
2027	190
Thereafter	141
Total obligations and commitments	$1,744

13.   COMMITMENTS AND CONTINGENCIES

The Company had capital commitments in China for the purchase of equipment and other related infrastructure costs amounting to RMB17,203, or approximately $2,415 as of September 30, 2022. These commitments are primarily due within the next 24 months.

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

All intersegment sales were sales from the manufacturing segment to the testing and distribution segment. Total intersegment sales were $554 and $588 for 3 months ended September 30, 2022, and September 30, 2021 respectively. Corporate assets consisted primarily of cash and prepaid expense. Corporate expense consisted primarily of stock option expense, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a predetermined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment Information is unaudited for the three months ended September 30, 2022, and September 30, 2021:

Business Segment Information:

	Three Months
	Ended	Net	Operating	Total	Depr. And	Capital
	Sept. 30,	Revenue	Income / (Loss)	Assets	Amort.	Expenditures
Manufacturing	2022	$3,585	$176	$12,791	$97	$-
	2021	$3,562	$300	$18,558	$103	$60

Testing Services	2022	6,364	1,087	27,770	767	1,156
	2021	4,600	536	18,363	585	377

Distribution	2022	1,982	265	1,603	-	-
	2021	1,998	254	1,288	2	-

Real Estate	2022	8	(14)	1,490	18	-
	2021	11	(23)	1,588	19	1

Corporate & Unallocated	2022	-	(447)	151	-	-
	2021	-	(97)	314	-	-

Total Company	2022	$11,939	$1,067	$43,805	$882	$1,156
	2021	$10,171	$970	$40,111	$709	$438

15. OTHER INCOME

Other income consisted of the following:

	Three Months Ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)

Interest income	$18	$22
Other rental income	27	29
Exchange gain	70	34
Bad debt recovery	-	2
Government grant	21	70
Other miscellaneous income	43	4
Total	$179	$161

16.  INCOME TAX

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. The statute of limitations, in general, is open for years 2016 to 2022 for tax authorities in those jurisdictions to audit or examine income tax returns. The Company is under annual review by the tax authorities of the respective jurisdiction to which the subsidiaries belong.

Due to the enactment of the Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $43 and $23 for the period ended September 30, 2022, and 2021, respectively.

The Company's income tax expense was $225 for the three months ended September 30, 2022, as compared to $180 for the same period in Fiscal 2022. Our effective tax rate (“ETR”) from continuing operations was 19% and 16% for the quarters ended September 30, 2022 and September 30, 2021, respectively. The increase in income tax expense and effective tax rate was due to the following:

1.	The Singapore operations incurred higher income tax due to higher income generated in period ended September 30,2022 compared to same period last fiscal year.
2.	The Company recognizing higher GILTI expenses due to higher income derived from controlled foreign corporation

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at September 30, 2022.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against deferred tax assets recorded in the U.S. and various foreign jurisdictions.

17.  REVENUE

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

The majority of sales under the Manufacturing segment include a standard 12-month warranty which are mainly assurance warranty and are not separate performance obligations. Warranty provided for some customized products may be classified as service warranties and are separate performance obligations. Transaction prices are allocated to this performance obligation using cost plus method. The portion of revenue associated with warranty service is deferred and recognized as revenue over the warranty period, as the customer simultaneously receives and consumes the benefits of warranty services provided by the Company.

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

Distribution

The Company distributes complementary products, particularly equipment, industrial products and components by manufacturers mainly from the U.S., Europe  and Taiwan. The Company recognizes revenue from product sales at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether control has transferred by considering several indicators discussed above. The Company recognizes the revenue at a point in time, generally upon shipment or delivery of the products to the customer or distributors, depending upon terms of the sales order.

Contract Balances

The timing of revenue recognition, billings and collections may result in billed accounts receivable, unbilled receivables, contract assets, customer advances, deposits and contract liabilities. The Company’s payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment with the remainder payable within 30 days of acceptance. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.

The following table is the reconciliation of contract balances.

	Sept. 30	June 30
	2022	2022
	(Unaudited)

Trade Accounts Receivable	12,491	11,592
Accounts Payable	3,469	2,401
Contract Liabilities	1,218	933

Remaining Performance Obligation

As at September 30, 2022, the Company had $235 of remaining performance obligations, which represents our obligation to deliver products and services within two years.

As at June 30, 2022, the Company had $326 of remaining performance obligations, which represents our obligation to deliver products and services.

Refer to Note 14 “Business Segments” of the Notes to Condensed Consolidated Financial Statements for information related to revenue.

18.  EARNINGS PER SHARE

Options to purchase 636,375 shares of Common Stock at exercise prices ranging from $3.75 to $7.76 per share were outstanding as of September 30, 2022. 84,625 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three months ended September 30, 2022, because they were anti-dilutive.

Options to purchase 674,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of September 30, 2021. 94,011 stock options were included in the computation of diluted EPS for the three months ended September 30, 2021, because they were dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$882	$914
Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	-	3
Net Income attributable to Trio-Tech International common shareholders	$882	$917

Weighted average number of common shares outstanding – basic	4,077	3,913
Dilutive effect of stock options	81	94
Number of shares used to compute earnings per share – diluted	4,158	4,007

Basic earnings per share from continuing operations attributable to Trio-Tech International	0.22	0.23

Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.22	$0.23

Diluted earnings per share from continuing operations attributable to Trio-Tech International	0.21	0.23

Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.21	$0.23

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

●	A risk-free interest rate varying from 0.11% to 3.15% (2022: 0.11% to 2.35%);
●	no expected dividend payments and
●	expected volatility of 47.3% to 73.85% (2022: 45.38% to 55.59%).

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

During the first quarter of Fiscal 2023, 25,000 stock options were granted under the 2017 Employee Plan. There were 5,000 stock options exercised during the three-month period ended September 30, 2022. The Company recognized $32 in stock-based compensation expense during the three months ended September 30, 2022.

During the first quarter of Fiscal 2022, the Company did not grant any options pursuant to the 2017 Employee Plan. There were no stock options exercised during the three-month period ended September 30, 2021. The Company recognized $12 in stock-based compensation expense during the three months ended September 30, 2021.

As of September 30, 2022, there were vested stock options granted under the 2017 Employee Plan covering a total of 131,750 shares of Common Stock. The weighted-average exercise price was $4.80 and the weighted average remaining contractual term was 1.95 years.

As of September 30, 2021, there were vested stock options granted under the 2017 Employee Plan covering a total of 164,750 shares of Common Stock. The weighted average exercise price was $4.35 and the weighted average remaining contractual term was 2.49 years.

A summary of option activities under the 2017 Employee Plan during the three months period ended September 30, 2022, is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2022	236,375	$5.21	2.61	$87
Granted	25,000	5.18	-	-
Exercised	(5,000)	3.75	-	-
Forfeited or expired	(40,000)	-	-	-
Outstanding at September 30, 2022	216,375	$5.16	$2.74	$106,419
Exercisable at September 30, 2022	131,750	$4.80	$1.95	$80,314

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2022, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2022	75,875	$5.98
Granted	25,000	5.18
Vested	(16,250)	-
Non-vested at September 30, 2022	84,625	$5.72

A summary of option activities under the 2017 Employee Plan during the three months period ended September 30, 2021, is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2021	267,000	$4.21	3.22	$290
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2021	267,000	$4.21	$2.97	$170
Exercisable at September 30, 2021	164,750	$4.35	$2.49	$100

A summary of the status of the Company’s non-vested employee stock options during the three months period ended September 30, 2021, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2021	102,250	$2.29
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2021	102,250	$2.29

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

There were no options exercised during the three months ended September 30, 2022, and September 30, 2021. The Company did not recognize any stock-based compensation expense during the three months ended September 30, 2022, and September 30, 2021.

As of July 1, 2022 and September 30, 2022, there were no vested or unvested stock options outstanding under the 2007 Employee Plan.

As of September 30, 2021, there were vested stock options granted under the 2007 Employee Plan covering a total of 37,500 shares of Common Stock. The weighted average exercise price was $4.14 and the weighted average remaining contractual term was 0.49 years.

A summary of option activities under the 2007 Employee Plan during the three months ended September 30 2021, is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2021	37,500	$4.14	0.75	$34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2021	37,500	$4.14	$0.49	$3
Exercisable at September 30, 2021	37,500	$4.14	$0.49	$3

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

During the first quarter of Fiscal 2023 and Fiscal 2022, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised and the Company did not recognize any stock-based compensation expense during the three months ended September 30, 2022 and 2021.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of September 30, 2022, or September 30, 2021.

As of September 30, 2022, there were vested stock options granted under the 2017 Directors Plan covering a total of 420,000 shares of Common Stock. The weighted average exercise price was $5.10 and the weighted average remaining contractual term was 2.57 years.

As of September 30, 2021, there were vested stock options granted under the 2017 Directors Plan covering a total of 320,000 shares of Common Stock. The weighted average exercise price was $4.27 and the weighted average remaining contractual term was 2.97 years.

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2022, is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2022	420,000	$5.10	2.85	$228
Granted	-	-		-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2022	420,000	$5.10	$2.57	$278
Exercisable at September 30, 2022	420,000	$5.10	$2.57	$278

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2021, is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2021	320,000	$4.27	3.22	$340
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2022	320,000	$4.27	$2.97	$210
Exercisable at September 30, 2022	320,000	$4.27	$2.97	$210

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

There were no stock options exercised during the three months ended September 30, 2022 and 2021. The Company did not recognize any stock-based compensation expense during the three months ended September 30, 2022 and 2021.

As of July 1, 2022 and September 30, 2022, there were no vested stock options outstanding under the 2007 Directors Plan.

As of September 30, 2022, there were no vested stock options granted under the 2007 Directors Plan.

As of September 30, 2021, there were vested stock options granted under the 2007 Directors Plan covering a total of 50,000 shares of Common Stock. The weighted average exercise price was $4.14 and the weighted average remaining contractual term was 0.49 years.

A summary of option activities under the 2007 Directors Plan during the three months ended September 30, 2021 is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2021	50,000	$4.14	0.75	$45
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2021	50,000	$4.14	$0.49	$4
Exercisable at September 30, 2021	50,000	$4.14	$0.49	$4

20.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $17 and $18 for 3 months ended September 30, 2022, and September 30, 2021, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2023 to the fiscal year ended June 30, 2027 (“Fiscal 2027”) on noncancelable operating leases is contractually due as follows as of September 30, 2022:

Remainder of fiscal 2023	$86
Fiscal 2024	133
Fiscal 2025	135
Fiscal 2026	46
Fiscal 2027	10
$410

Future minimum rental income in China and Thailand to be received from Fiscal 2023 to Fiscal 2024 on non-cancelable operating leases is contractually due as follows as of June 30, 2022:

2023	$6
2024	$27
2025	$28
2026	$29
2027	$10
$100

Sales-type leases under which the Company is the lessor arise from the lease of four units of chiller systems. The Company classifies its lease arrangements at inception of the arrangement. The lease term is three years, contains an automatic transfer of title at the end of the lease term and a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as taxes.

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of four units of chiller systems are as follows:

Components of Lease Balances	Sept. 30,
2022
Assets
Gross financial sales receivable	$33
Unearned finance income	(2)
Financed sales receivable	$31

Net financed sales receivables due within one year	$20
Net financed sales receivables due after one year	$11

As of September 30, 2022, the financed sale receivables had a weighted average effective interest rate of 11.2% and weighted average remaining lease term of 1.5 years.

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

	Sept. 30,	June 30,
	2022	2022
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,671	$1,727
Accumulated depreciation	(1,066)	(1,179)
Plant and Equipment, Net	$605	$548

Current portion of finance leases	$104	$118
Net of current portion of finance leases	91	119
Total Finance Lease Liabilities	$195	$237

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets	$2,759	$3,152
Operating lease right-of-use assets, Net	$2,759	$3,152
Current portion of operating leases	1,130	1,218
Net of current portion of operating leases	1,629	1,934
Total Operating Lease Liabilities	$2,759	$3,152

	Three Months Ended
	Sept. 30,	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Lease Cost
Finance lease cost:
Interest on finance lease	$16	$6
Amortization of right-of-use assets	48	28
Total finance lease cost	64	34

Operating lease cost	$380	$242

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Three Months Ended
	Sept. 30,	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(16)	$(6)
Operating cash flows from operating leases	(380)	(146)
Finance cash flows from finance leases	(36)	(53)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities		-

Weighted-Average Remaining Lease Term:
Finance leases	1.79	2.72
Operating leases	2.83	3.64
Weighted-Average Discount Rate:
Finance leases	3.23%	3.56%
Operating leases	5.52%	4.57%

As of September 30, 2022, the maturities of the Company’s operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of Fiscal 2023	1,969	110
2024	1,005	89
2025	552	7
2026	399	-
Thereafter	65	-
Total future minimum lease payments	2,990	206
Less: amount representing interest	(231)	(11)
Present value of net minimum lease payments	2,759	195

Presentation on statement of financial position
Current	1,130	104
Non-Current	1,629	91

As of June 30, 2022, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2023	1,357	129
2024	1,032	104
2025	554	20
2026	423	-
Thereafter	69	-
Total future minimum lease payments	3,435	253
Less: amount representing interest	(283)	(16)
Present value of net minimum lease payments	3,152	237

Presentation on statement of financial position
Current	1,218	118
Non-Current	1,934	119

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2022 and 2021.

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

22. CONCENTRATION OF CUSTOMERS

The Company had two major customers that accounted for the following revenue and trade account receivables:

	For the Period Ended Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue
- Customer A	38.9%	40.3%
- Customer B	16.4%	13.0%
Trade Account Receivables
- Customer A	36.7%	38.4%
- Customer B	16.9%	13.6%

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

During the three months ended September 30, 2022, TTI generated approximately 99.9% of its revenue from its three core business segments in the test and measurement industry, i.e., manufacturing of test equipment, testing services and distribution of test equipment. The Real Estate segment contributed only 0.01% to the total revenue during the three months ended September 30, 2022.

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the “front-end” and the “back-end” manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature-controlled chucks, wet benches and more.

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia and the United States (“U.S.”). Our customers include both manufacturers and end users of semiconductor and electronic components who look to us when they do not want to establish their own facilities. The independent tests are performed to industry and customer specific standards.

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers mainly from the U.S., Europe, and Taiwan. The products include environmental chambers, handlers, interface systems, vibration systems, shaker systems, solderability testers and other semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, LCD display panels and touch screen panels. Furthermore, our range of products are mainly targeted for industrial products rather than consumer products whereby the life cycle of the industrial products can last from three years to seven years.

Real Estate

Our real estate segment generates investment income from the investments made and rental revenue received from real estate that we purchased in Chongqing, China.

Critical Accounting Estimates & Policies

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q.

There have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Refer to Note 1 “Basis of Presentation And Summary of significant Accounting Policies” to our Condensed Consolidated Financial Statements for additional details. In addition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2022 for a complete description of our critical accounting policies and estimates.

First Quarter Fiscal Year 2023 Highlights

●	Total revenue increased by $1,768, or 17.4%, to $11,939 in the first quarter of Fiscal 2023, compared to $10,171 for the same period in the fiscal year ended June 30, 2022 (“Fiscal 2022”).
●	Manufacturing segment revenue increased by $23, or 0.6% to $3,585 for the first quarter of Fiscal 2023, compared to $3,562 for the same period in Fiscal 2022.
●	Testing segment revenue increased by $1,764, or 38.3%, to $6,364 for the first quarter of Fiscal 2023, compared to $4,600 for the same period in Fiscal 2022.
●	Distribution segment revenue decreased by $16, or 0.0%, to $1,982 for the first quarter of Fiscal 2023, compared to $1,998 for the same period in Fiscal 2022.
●	Real estate segment rental revenue decreased by $3, or 27.3% to $8 for the first quarter of Fiscal 2023, compared to $11 for the same period in Fiscal 2022.
●	The overall gross profit margin decreased by 0.9% to 30.3% for the first quarter of Fiscal 2023, from 31.2% for the same period in Fiscal 2022.
●	General and administrative expense increased by $325, or 16.4%, to $2,305 for the first quarter of Fiscal 2023, from $1,980 for the same period in Fiscal 2022.
●	Selling expense increased by $26, or 17.7%, to $173 for the first quarter of Fiscal 2023, from $147 for the same period in Fiscal 2022.
●	Other income increased by $18, or 11.2%, to $179 for the first quarter of Fiscal 2023, from $161 for the same period in Fiscal 2022.
●	Income from operations was $1,067 for the first quarter of Fiscal 2023, an increase of $97 as compared to $970 for the same period in Fiscal 2022.
●	Income tax expense was $225 in the first quarter of Fiscal 2023, an increase of $45 as compared to $180 in the same period in Fiscal 2022.
●

During the first quarter of Fiscal 2023, income from continuing operations before non-controlling interest, net of tax was $977, as compared to income from continuing operations before non-controlling interest of $923 for the same period in Fiscal 2022.

●	Net income attributable to non-controlling interest for the first quarter of Fiscal 2023 was $96, an improvement of $85 as compared to $11 in the same period in Fiscal 2022.
●	Basic earnings per share for the first quarter of Fiscal 2023 was $0.22, as compared to earnings per share of $0.23 for the same period in Fiscal 2022.
●	Diluted earnings per share for the first quarter of Fiscal 2023 was $0.21, as compared to earnings per share of $0.23 for the same period in Fiscal 2022.
●	Total assets increased by $384 to $43,805 as of September 30, 2022, compared to $43,421 as of June 30, 2022.
●	Total liabilities increased by $568 to $15,987 as of September 30, 2022, compared to $15,419 as of June 30, 2022.

Results of Operations and Business Outlook

The following table sets forth our revenue components for three months ended September 30, 2022 and 2021.

Revenue Components	Three Months Ended
	Sept. 30,
	2022	2021

Manufacturing	30.0%	35.0%
Testing Services	53.3%	45.2%
Distribution	16.6%	19.6%
Real Estate	0.1%	0.1%
Total	100.0%	100.0%

Revenue for the three months ended September 30, 2022, was $11,939, an increase of $1,768 from $10,171, when compared to the revenue for the same period of the prior fiscal year. As a percentage, revenue increased by 17.4% for the three months ended September 30, 2022, when compared to revenue for the same period of the prior year.

For the three months ended September 30, 2022, there was an increase in revenue in Testing segment when compared to the same period of the prior fiscal year. Manufacturing and Distribution segments revenue remained almost at the same level as the same period of prior year.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the United States) increased by $1,774, or 18.3%, to $11,446 for the three months ended September 30, 2022, as compared with $9,672 for the same period of Fiscal 2022.

Total revenue into and within the U.S. was $493 for the three months ended September 30, 2022, a decrease of $6 from $499 for the same period of the prior year.

Revenue within our four current segments for the three months ended September 30, 2022, is discussed below.

Manufacturing Segment

Revenue in the manufacturing segment as a percentage of total revenue was 30.0% for the three months ended September 30, 2022, a decrease of 5% of total revenue when compared to 35.0% in the same period of Fiscal 2022. The absolute amount of revenue increased by $23 to $3,585 for the three months ended September 30, 2022, compared to $3,562, for the same period of Fiscal 2022.

Testing Services Segment

The testing segment's revenue was 53.3% for the three months ended September 30, 2022, representing an increase of 8.1%, compared to 45.2% for the same period of Fiscal 2022. The absolute amount of revenue increased by $1,764 to $6,364 from $4,600 for the three months ended September 30, 2022, as compared to the same period of Fiscal 2022.

During the third quarter of Fiscal 2022, the Company incorporated Trio-Tech (Jiangsu) Co. Ltd. (“TTJS”), located in Suzhou, China together with Suzhou Anchuang Technology Management L.L.P. (“SATM”) to provide subcontract services in the semiconductor and/or other related services in the electronics industry, mainly in Suzhou, China. The joint venture contributed 22% of revenue in the testing segment for the three months ended September 30, 2022.

The revenue in the testing segment from one customer accounted for 30.8% and 40.4% of our revenue in the testing segment for the three months ended September 30, 2022 and 2021, respectively. The future revenue in the testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the distribution segment was 16.6% as a percentage of total revenue for the three months ended September 30, 2022, a decrease of 3%, compared to the same period of Fiscal 2022. The absolute amount of revenue decreased by $16 to $1,982 from $1,998 for the three months ended September 30, 2022, compared to the same period of Fiscal 2022.

Demand for the distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts.  Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The real estate segment accounted for 0.1% of total revenue for the three months ended September 30, 2022. The absolute amount of revenue decreased by $3 to $8 from $11 and remained comparable for the three months ended September 30, 2022, compared to the same period of Fiscal 2022.

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

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expense in its subsidiaries. Strengthening of the U.S. dollar relative to foreign currencies adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to the Company’s foreign currency denominated sales and earnings, could cause the Company to reduce international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

We also continue to consider the potential impact of increasing inflation on our business operations. Although no material impairment or other material adverse effects have been identified to date related to such factors, there is substantial uncertainty in the nature and degree of their continued effects over time. That uncertainty could affect management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known. Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs and, in the future, could impact demand or pricing of our products, foreign exchange rates or manpower costs. We are actively monitoring the effects these disruptions and increasing inflation could have on our business operations.

On August 9, 2022, the CHIPS and Science Act of 2022 (CHIPS Act) was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States. We continue to evaluate the business impact and potential opportunities related to the CHIPS Act. As of date, we do not see any direct effect of the Act on the Company in the foreseeable future.

There are legal and operational risks associated with having operations in China. These risks could result in a material change in our operations and/or the value of our common stock or could limit or hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. In recent past, the Peoples Republic of China (“PRC”) government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

The Company and its subsidiaries do not have any variable interest entities based in China. Our business primarily consists of semiconductor testing and burn-in services for the automotive industry, avionics, and others. Our businesses are not impacted by anti-monopoly policies, variable interest entities policies, or data security policies, nor are our businesses subject to extraordinary oversight from the Chinese government.

Comparison of the Three Months Ended September 30, 2022, and September 30, 2021

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2022 and 2021 respectively:

	Three Months Ended
	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	69.7%	68.8%
Gross Margin	30.3%	31.2%
Operating expense
General and administrative	19.3%	19.4%
Selling	1.4%	1.4%
Research and development	0.6%	1.0%
Total operating expense	21.3%	21.8%
Income from Operations	9.0%	9.4%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 1.0% to 30.3% for the three months ended September 30, 2022, from 31.2% for the same period of Fiscal 2022.

Gross profit margin as a percentage of revenue in the manufacturing segment decreased by 2.1% to 29.6% for the three months ended September 30, 2022, as compared to 31.7% for the same period in Fiscal 2022. In absolute dollar amounts, gross profits in the manufacturing segment decreased by $68 to $1,060 for the three months ended September 30, 2022, from $1,128 for the same period in Fiscal 2022. The decrease in gross profit margin was primarily due to a higher proportion of lower profit margin product sales for the three months ended September 30, 2022 compared to the same period of Fiscal 2022.

Gross profit margin as a percentage of revenue in the testing segment decreased by 2.2% to 35.2% for the three months ended September 30, 2022, compared to 37.3% in the same period of Fiscal 2022. The decrease in gross profit margin percentage was mainly due to difference in product mix coupled with increased manpower costs. In absolute dollar amounts, gross profit in the testing segment increased by $521 to $2,238 for the three months ended September 30, 2022, from $1,717 for the same period of Fiscal 2022.

Gross profit margin of the distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of fluctuations in market demand. Gross profit margin as a percentage of revenue in the distribution segment decreased by 0.2% to 16.9% for the three months ended September 30, 2022, from 17.1% in the same period of Fiscal 2022.  In absolute dollar amounts, gross profit in the distribution segment for the three months ended September 30, 2022, was $334, indicating a decrease of $8, compared to $342 in the same period of Fiscal 2022.

In absolute dollar amounts, for the three months ended September 30, 2022, gross loss in the real estate segment was $10, as compared to $8 for the same period of Fiscal 2022.

Operating Expense

Operating Expense for the three months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended
	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
General and administrative	$2,305	$1,980
Selling	173	147
Research and development	73	82
Gain on disposal of property, plant and equipment	4	-
Total	$2,555	$2,209

General and administrative expense increased by $325, or 16.4%, from $1,980 to $2,305 for the three months ended September 30, 2022, compared to the same period of Fiscal 2022. The increase in general and administrative expense was mainly attributable to the general and administrative expense relating to the Company’s new subsidiary Trio-Tech Jiangsu, which was setup in the third quarter of Fiscal 2022, coupled with increased manpower costs.

Selling expense increased by $26, or 17.7%, from $147 to $173 for the three months ended September 30, 2022, compared to the same period of Fiscal 2022. The increase in selling expense was primarily attributable to an increase in commission costs in the distribution segment of the Singapore operations as a result of an increase in commissionable revenue, and an increase in travel costs due to relaxation of travel restrictions in the first quarter of Fiscal 2023, compared to the same quarter of Fiscal 2022.

Income from Operations

Income from operations was $1,067 for the three months ended September 30, 2022, an increase of $97, compared to profit of $970 from operations for the same period of Fiscal 2022. The result was mainly due to the increased revenue and gross profit margin in absolute dollars amount, offset by the higher operating expense.

Interest Expense

Interest expense for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Interest expense	$44	$28

Interest expense was $44 for the three months ended September 30, 2022, an increase of $16, or 57.1%, compared to $28 for the same period of Fiscal 2022. As of September 30, 2022, the Company had an unused line of credit of $5,289 as compared to $5,397 at September 30, 2021.

Other Income

Other income for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)

Interest income	$18	$22
Other rental income	27	29
Exchange gain	70	34
Bad debt recovery	-	2
Dividend income	-	-
Government grant	21	70
Other miscellaneous income	43	4
Total	$179	$161

Other income increased by $18 from $161 to $179 for the three months ended September 30, 2022 compared to the same period in Fiscal 2022. The increase was primarily contributed by exchange gains partially offset by reduction in government grants received during that period.

In the three months ended September 30, 2022, the Company received government grants amounting to $21 from the local government in the China and Singapore operations.

In the three months ended September 30, 2021, the Company received government grants amounting to $70, of which $42 were the financial assistance received from the Malaysia and Thailand governments amid the COVID-19 pandemic.

Income Tax Expense

The Company's income tax expense was $225 and $180 for the three months ended September 30, 2022, and 2021, respectively. Income tax expense increased due to higher net income coupled with higher GILTI tax provision.

Non-controlling Interest

As of September 30, 2022, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in  PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-tech JiangSu Co. Ltd. The share of non-controlling interest in the net profit from the subsidiaries for the three months ended September 30, 2022 was $96, an increase of $85 compared to the share of non-controlling interest in the net income from the subsidiaries of $11 for the same period of the previous fiscal year. The increase in the net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the China operation.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech International common shareholders for the three months ended September 30, 2022, was $882, a change of $35, compared to a net income of $917 for the same period Fiscal 2022.

Earnings per Share

Basic earnings per share from continuing operations were $0.22 for the three months ended September 30, 2022, compared to $0.23 for the same period in Fiscal 2022. Basic earnings per share from discontinued operations were $nil for both the three months ended September 30, 2022 and 2021.

Diluted earnings per share from continuing operations were $0.21 for the three months ended September 30, 2022, as compared to $0.23 for the same period in Fiscal 2022. Diluted earnings per share from discontinued operations were $nil for both the three months ended September 30, 2022 and 2021.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the first quarter of Fiscal 2023 and Fiscal 2022 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the manufacturing segment for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$3,585	$3,562
Gross margin	29.6%	31.7%
Income from operations	$176	$300

Income from operations from the manufacturing segment was $176 compared to income from operations of $300 in the same period of Fiscal 2022, primarily due to a decrease in gross profit margin coupled with an increase in operating expense of $56. Operating expense for the manufacturing segment were $884 and $828 for the three months ended September 30, 2022 and 2021, respectively. The increase in operating expense was mainly due to an increase of $30 in selling expense and an increase of $34 in corporate overhead expense.

Testing Segment

The revenue, gross margin and income from operations for the testing segment for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$6,364	$4,600
Gross margin	35.2%	37.3%
Income from operations	$581	$536

Income from operations in the testing segment for the three months ended September 30, 2022, was $581, an increase of $45 from income from operations of $536 in the same period of Fiscal 2022. The improvement was mainly attributable to an increase of gross profit. Operating expense was $1,657 and $1,181 for the three months ended September 30, 2022 and 2021, respectively. The increase of $476 in operating expense was mainly due to an increase of $231 in general and administrative expense and an increase of $249 in corporate expense.

Distribution Segment

The revenue, gross margin and income from operations for the distribution segment for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$1,982	$1,998
Gross margin	16.9%	17.1%
Income from operations	$265	$254

Income from operations in the distribution segment for three months ended September 30, 2022 was $265, compared to $254 for the same period of Fiscal 2022. The increase of $11 was mainly due to a decrease in operating expense. Operating expense were $69 and $88 for the three months ended September 30, 2022 and 2021, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the real estate segment for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$8	$11
Gross margin	(125.0)%	(72.7)%
Loss from operations	$(14)	$(23)

Loss from operations in the real estate segment for the three months ended September 30, 2022, was $14 compared to $23 for the same period of Fiscal 2022. Operating expense were $4 and $15 for the three months ended September 30, 2022 and 2021, respectively.

Corporate

The loss from operations for Corporate for the three months ended September 30, 2022, and 2021 was as follows:

	Three Months Ended
	Sept. 30,
	2022	2021
	(Unaudited)	(Unaudited)
Loss from operations	$58	$(97)

Corporate operating profit was $58 for the three months ended September 30, 2022, compared to loss of $97 in the same period of Fiscal 2022.

Financial Condition

During the three months ended September 30, 2022 total assets increased by $384 to $43,805 compared to $43,421 as of June 30, 2022. The increase was primarily due to increase in inventories, and trade receivables and property, plant and equipment, partially offset by decrease in other receivables, prepaid expenses and operating right-of-use assets.

Cash and cash equivalents were $9,428 as at September 30, 2022, reflecting an increase of $1,730 from $7,698 as at June 30, 2022, primarily due to the maturity of the short-term deposit of Singapore operation for the three months ended September 30, 2022.

Short-term deposits were $2,829 as at September 30, 2022, reflecting a decrease of $2,591 from $5,420 as at June 30, 2022. The decrease was primarily due to maturity of the short-term deposit of Singapore operation for the three months ended September 30, 2022 and reflected in the cash and cash equivalents.

As at September 30, 2022, the trade accounts receivable balance increased by $899 to $12,491, from $11,592 as at June 30, 2022, primarily due to an increase in overall revenue of all entities on a consolidated basis. The number of days’ sales outstanding in accounts receivables for the Group was 79 days and 81 days at the end of the first quarter of Fiscal 2023 and the end of Fiscal 2022, respectively.

Other receivable as at September 30, 2022 mainly comprised of advance payments made to suppliers and refundable services taxes in the Singapore Operation.

Inventories as at September 30, 2022, were $3,548, an increase of $1,290, compared to $2,258 as at June 30, 2022. The increase in inventories was in line with the backlog in the manufacturing segment of our Singapore operations.

Prepaid expense were $631 as at September 30, 2022 compared to $1,215 as at June 30, 2022. This was mainly due to the asset capitalization of down payments made for the purchase of equipment in the China operation.

Investment properties’ net in China was $533 as at September 30, 2022 and $585 as at June 30, 2022. The decrease was primarily due to the foreign currency exchange movement between June 30, 2022 and September 30, 2022.

Property, plant and equipment increased by $206 from $8,481 as at June 30, 2022, to $8,687 as at September 30, 2022, mainly due to the new acquisition of property, plant and equipment in the Singapore and China operations. The increase was partially offset by the depreciation charged for the period and the foreign currency exchange movement between June 30, 2022 and September 30, 2022.

Restricted term deposits decreased by $46 to $1,632 as at September 30, 2022 as compared to $1,678 as at June 30, 2022. This was primarily due to the foreign currency exchange movement between June 30, 2022 and September 30, 2022.

Other assets decreased by $16 to $121 as at September 30, 2022 compared to $137 as at June 30, 2022.  This was primarily due to the foreign currency exchange movement between June 30, 2022 and September 30, 2022.

Lines of credit decreased by $447 to $482 as at September 30, 2022 as compared to $929 as at June 30, 2022. This was due to lower utilization of the lines of credit in the Singapore operations.

Accounts payable increased by $1,068 to $3,469 as at September 30, 2022 as compared to $2,401 as at June 30, 2022 which was in line with the increase of inventories.

Accrued expense increased by $175 to $6,179 as at September 30, 2022, as compared to $6,004 as at June 30, 2022. The increase in accrued expense was mainly due to an increase in the accrued purchases and customers’ deposit received in the Singapore operations.

There was no significant change in bank loans payable as it decreased by $2 to $1,742 as at September 30, 2022, as compared to $929 as of June 30, 2022. The loan repayments made by the Malaysia operation during the three months ended September 30, 2022 was offset by the new loan of $175 that was availed to finance purchase of equipment.

Finance leases decreased by $42 to $195 as at September 30, 2022, as compared to $237 as at June 30, 2022. This was due to the repayments made in the Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability decreased by $393 to $2,759 as at September 30, 2022, as compared to $3,152 as at June 30, 2022. This was due to the repayment made and the operating lease expenses charged for the period.

Liquidity Comparison

Net cash provided by operating activities increased by $2,272 to an inflow of $1,561 for the three months ended September 30, 2022, from an outflow of $711 for the same period of Fiscal 2022. The increase in net cash inflow provided by operating activities was primarily due to lower payments made to account payables and accrued expenses by $1,401 and prepaid expense by $1,403. These are partially offset against higher cash outflow for inventories by $979, payments for operating lease $234.

Net cash provided by investing activities increased by $1,249 to an inflow of $1,475 for the three months ended September 30, 2022, from an inflow of $226 for the same period of Fiscal 2022.  The increase in cash inflow was primarily due to an increase in withdrawal of unrestricted deposit amounting to $1,822. These increases were partially offset by an increase in additions to property, plant and equipment of $718.

Net cash outflow from financing activities for the three months ended September 30, 2022, was $414, representing a decrease of $431, as compared to cash inflow of $17 during the three months ended September 30, 2021. The decrease was mainly attributable to a higher payment on lines of credit by $637.  This decrease was partially offset by an increase in cash inflow $175 from the proceeds from bank loan.

The Company filed the Registration Statement, pursuing to which we may raise capital of US$10,000,000 of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: November 10, 2022