Form 10-Q
period 2022-12-31
TRIO-TECH INTERNATIONAL
filed 2023-02-10
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL

(Exact name of Registrant as specified in its Charter

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‐accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b‐2 of the Exchange Act. (Check one):

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

As of February 1, 2023, there were 4,076,680 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of December 31, 2022 (Unaudited), and June 30, 2022	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Three Months Ended December 31, 2022 (Unaudited), and December 31, 2021 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended December 31, 2022 (Unaudited), and December 31, 2021 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2022 (Unaudited), and December 31, 2021 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

Part II.	Other Information	40

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

Signatures		41

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; ongoing public health issues related to the COVID-19 pandemic both nationally and internationally; the trade tension between U.S. and China; inflation; the war in Ukraine; other economic, financial and regulatory factors beyond the Company’s control and uncertainties relating to our ability to operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulation in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock, no par value (“Common Stock”) or impair our ability to raise money. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,379	$7,698
Short-term deposits	4,995	5,420
Trade accounts receivable, less allowance for doubtful accounts of $220 and $243, respectively	13,332	11,592
Other receivables	728	998
Inventories, less provision for obsolete inventories of $649 and $674, respectively	3,219	2,258
Prepaid expenses and other current assets	610	1,215
Financed sales receivable	21	21
Restricted term deposit	747	-
Total current assets	30,031	29,202
NON-CURRENT ASSETS:
Deferred tax assets	93	169
Investment properties, net	533	585
Property, plant and equipment, net	11,070	8,481
Operating lease right-of-use assets	2,580	3,152
Other assets	141	137
Financed sales receivable	6	17
Restricted term deposits	1,742	1,678
Total non-current assets	16,165	14,219
TOTAL ASSETS	$46,196	$43,421

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$-	$929
Accounts payable	3,067	2,401
Accrued expenses	6,807	6,004
Income taxes payable	461	787
Current portion of bank loans payable	511	472
Current portion of finance leases	101	118
Current portion of operating leases	1,140	1,218
Total current liabilities	12,087	11,929
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,185	1,272
Finance leases, net of current portion	69	119
Operating leases, net of current portion	1,440	1,934
Income taxes payable, net of current portion	255	137
Deferred tax liabilities	15	-
Other non-current liabilities	1,172	28
Total non-current liabilities	4,136	3,490
TOTAL LIABILITIES	$16,223	$15,419

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,076,680 and 4,071,680 shares issued outstanding as at December 31 and June 30, 2022, respectively	$12,769	12,750
Paid-in capital	4,762	4,708
Accumulated retained earnings	10,608	9,219
Accumulated other comprehensive income-translation adjustments	1,494	1,197
Total Trio-Tech International shareholders’ equity	29,633	27,874
Non-controlling interest	340	128
TOTAL EQUITY	$29,973	$28,002
TOTAL LIABILITIES AND EQUITY	$46,196	$43,421

See notes to condensed consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2022	2021	2022	2021
Revenue
Manufacturing	$5,044	$3,528	$8,629	$7,090
Testing services	5,648	4,966	12,012	9,566
Distribution	1,694	2,420	3,676	4,418
Real estate	4	8	12	19
	12,390	10,922	24,329	21,093
Cost of Sales
Cost of manufactured products sold	3,849	2,874	6,374	5,308
Cost of testing services rendered	3,747	3,089	7,873	5,972
Cost of distribution	1,441	2,050	3,089	3,706
Cost of real estate	18	19	36	38
	9,055	8,032	17,372	15,024

Gross Margin	3,335	2,890	6,957	6,069

Operating Expenses:
General and administrative	1,919	1,947	4,224	3,927
Selling	193	156	366	303
Research and development	151	131	224	213
Loss on disposal of property, plant and equipment	3	-	7	-
Total operating expenses	2,266	2,234	4,821	4,443

Income from Operations	1,069	656	2,136	1,626

Other (Expenses) /Income
Interest expenses	(10)	(28)	(54)	(56)
Other income, net	(243)	381	(64)	542
Total other (expenses) / income	(253)	353	(118)	486

Income from Continuing Operations before Income Taxes	816	1,009	2,018	2,112

Income Tax Expenses	(241)	(153)	(466)	(333)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	575	856	1,552	1,779

Discontinued Operations
(Loss) / Income from discontinued operations, net of tax	(10)	-	(9)	5
NET INCOME	565	856	1,543	1,784

Less: net income attributable to non-controlling interest	58	1	154	12
Net Income Attributable to Trio-Tech International Common Shareholders	$507	$855	$1,389	$1,772

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	512	856	1,394	1,770
(Loss) / Income from discontinued operations, net of tax	(5)	(1)	(5)	2
Net Income Attributable to Trio-Tech International Common Shareholders	$507	$855	$1,389	$1,772

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.12	$0.22	$0.34	$0.46
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.12	$0.22	$0.34	$0.46
Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.12	$0.20	$0.33	$0.43
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.12	$0.20	$0.33	$0.43

Weighted average number of common shares outstanding
Basic	4,074	3,923	4,074	3,923
Dilutive effect of stock options	88	319	86	206
Number of shares used to compute earnings per share diluted	4,162	4,242	4,160	4,129

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2022	2021	2022	2021
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$565	$856	$1,543	$1,784
Foreign currency translation, net of tax	1,568	251	355	(38)
Comprehensive Income	2,133	1,107	1,898	1,746
Less: comprehensive income attributable to non- controlling interest	133	2	212	6
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$2,000	$1,105	$1,686	$1,740

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Six months ended December 31, 2022

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2022	4,072	12,750	4,708	9,219	1,197	128	28,002
Stock option expenses	-	-	54	-	-	-	54
Net income	-	-	-	1,389	-	154	1,543
Exercise of stock option	5	19	-	-	-	-	19
Translation adjustment	-	-	-	-	297	58	355
Balance at Dec. 31, 2022	4,077	12,769	4,762	10,608	1,494	340	29,973

Six months ended December 31, 2021

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2021	3,913	12,178	4,233	6,824	2,399	419	26,053
Stock option expenses	-	-	22	-	-	-	22
Net income	-	-	-	1,772	-	12	1,784
Dividend declared by subsidiary	-	-	-	-	-	(119)	(119)
Exercise of stock option	41	118	-	-	-	-	118
Translation adjustment	-	-	-		(32)	(6)	(38)
Balance at Dec. 31, 2021	3,954	12,296	4,255	8,596	2,367	306	27,820

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Six Months Ended
	Dec. 31,	Dec. 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$1,543	$1,784
Adjustments to reconcile net income/(loss) to net cash flow provided by operating activities
Depreciation and amortization	2,143	1,502
(Reversal) / Addition of provision for obsolete inventories	(41)	26
Stock option expense	54	22
Bad debt provision	(17)	(62)
Accrued interest expense, net accrued interest income	(8)	51
Payment of interest portion of finance lease	(6)	(13)
Loss on sale of property, plant and equipment - continuing operations	8	-
Warranty recovery, net	2	-
Deferred tax expense	94	62
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(1,507)	(1,501)
Other receivables	60	(1,725)
Other assets	(4)	125
Inventories	(821)	(525)
Prepaid expenses and other current assets	588	(79)
Accounts payable and accrued expenses	1,338	1,638
Income taxes payable	(197)	2
Other non-current liabilities	1,144	-
Operating lease liabilities	(594)	(470)
Net Cash Provided by Operating Activities	$3,779	$837

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	2,841	1,957
Investment in unrestricted term deposits, net	(2,275)	(320)
Additions to property, plant and equipment	(3,994)	(795)
Net Cash (Used in) / Provided by Investing Activities	(3,428)	842

Cash Flow from Financing Activities
Payment on lines of credit	(1,402)	(546)
Payment of bank loans	(234)	(216)
Payment of finance leases	(67)	(106)
Dividends paid to non-controlling interest	-	(119)
Proceeds from exercising stock options	19	118
Proceeds from lines of credit	476	942
Proceeds from bank loans	176	-
Net Cash (Used in) / Provided by Financing Activities	(1,032)	73

Effect of Changes in Exchange Rate	173	(68)

Net (Decrease) / Increase in Cash, Cash Equivalents, and Restricted Cash	(508)	1,684
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9,376	7,577
Cash, Cash Equivalents, and Restricted Cash at End of Period	$8,868	$9,261

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$53	$56
Income taxes	$346	$281

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	6,379	7,526
Restricted Term-Deposits in Current Assets	747	-
Restricted Term-Deposits in Non-Current Assets	1,742	1,735
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$8,868	$9,261

See notes to condensed consolidated financial statements.

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long term or short-term obligations. Restricted deposit of $747 is classified as current assets as it relates to short-term trade financing. On the other hand, restricted deposits of $1,742 is classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company”, or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States (“U.S.”). The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the second quarter of the fiscal year ended June 30, 2023 (“Fiscal 2023”), TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China as follows:

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

The results of operations for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2023.

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

Other new pronouncements issued but not yet effective until after December 31, 2022, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Dec. 31,	June 30,
	2022	2022
	(Unaudited)

Short-term deposits	$4,756	$5,619
Currency translation effect on short-term deposits	239	(199)
Total short-term deposits	4,995	5,420
Restricted term deposits- Current	711	-
Currency translation effect on restricted term deposits	36	-
Total restricted term deposits-Current	747	-
Restricted term deposits-Non-Current	1,634	1,746
Currency translation effect on restricted term deposits	108	(68)
Total restricted term deposits-Non-Current	1,742	1,678
Total term deposits	$7,484	$7,098

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions and serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long term or short-term obligations. Restricted deposit of $747 is classified as current assets as it relates to short-term trade financing. On the other hand, restricted deposits of $1,742 is classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.   TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of December 31, 2022, and June 30, 2022, was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Dec. 31,	June 30,
	2022	2022
	(Unaudited)

Beginning	$243	$311
Additions charged to expenses	-	48
Recovered	(17)	(106)
Currency translation effect	(6)	(10)
Ending	$220	$243

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of December 31, 2022.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	290
Less: allowance for doubtful receivables		(2,000)	(290)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	814
Less: transfer – down-payment for purchase of investment property		(5,000)	(814)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $290 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China during year ended June 30, 2011. TTCQ did not generate other income from JiangHuai for the quarter ended December 31, 2022 or for Fiscal 2022. TTCQ is in the legal process of recovering the outstanding amount of approximately $290.

The loan-term loan to RMB 5,000, or approximately $814, arose from TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in JiaSheng’s projects (Project B-48 Phase 2) located in Chongqing City, China during the year ended June 30, 2011. The loan receivable was unsecured and repayable at the end of the term. During the year ended June 30, 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

6.  INVENTORIES

Inventories consisted of the following:

	Dec. 31, 2022	June 30, 2022
	(Unaudited)

Raw materials	$1,261	$1,764
Work in progress	1,669	683
Finished goods	821	238
Less: provision for obsolete inventories	(649)	(674)
Currency translation effect	117	247
	$3,219	$2,258

The following table represents the changes in provision for obsolete inventories:

	Dec. 31, 2022	June 30, 2022
	(Unaudited)

Beginning	$674	$679
Additions charged to expenses	-	17
Usage – disposition	(41)	(34)
Currency translation effect	16	12
Ending	$649	$674

7.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2022. The exchange rate is based on the market rate as of December 31, 2022.

	Investment Date / Reclassification	Investment Amount	Investment Amount
	Date	(RMB)	(U.S. Dollars)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(130)
Gross investment in rental property		9,649	1,399

Accumulated depreciation on rental property	Dec 31, 2022	(7,764)	(1,133)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(5,971)	(866)
Net investment in property – China		3,678	533

The following table presents the Company’s investment in properties in China as of June 30, 2022. The exchange rate is based on the market rate as of June 30, 2022.

	Investment Date / Reclassification	Investment Amount	Investment Amount
	Date	(RMB)	(U.S. Dollars)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(89)
Gross investment in rental property		9,649	1,440

Accumulated depreciation on rental property	Jun 30, 2022	(7,523)	(1,122)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(5,730)	(855)
Net investment in property – China		3,919	585

Rental Property I - MaoYe Property

In the fiscal year ended June 30, 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, or approximately $894. During the year ended June 30, 2019, the Company sold thirteen of the fifteen units constituting the MaoYe Property. Management has decided not to sell the remaining two units of MaoYe properties in the near future, due to current conditions of the property market in China. The lease agreement, which was entered into on February 10, 2022 has been terminated on October 2022. A new agreement has been secured and will be effective from February 1, 2023 for a period of 4 years at a monthly rate of RMB15, or approximately $2, after termination of the previous agreement. Pursuant to the agreement, monthly rental will increase by 5% each year from third year onwards.

Property purchased from MaoYe generated a rental income of $2 and $8 during the three and six months ended December 31, 2022, as compared to $2 and $4 for the same period in Fiscal 2022.

Depreciation expense for MaoYe was $4 and $8 during the three and six months ended December 31, 2022, as compared to $4 and $8 for the same period in Fiscal 2022.

Rental Property II - JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. As of December 31, 2022, TTCQ had not received the title deed for properties purchased from JiangHuai. While the above is not expected to affect the property’s market value, the COVID-19 pandemic and current economic situation is likely to cause delays in court to consummate the execution of the sale.

Property purchased from JiangHuai did not generate any rental income for the three and six months ended December 31, 2022 and 2021.

Depreciation expense for JiangHuai was $7 and $14 for the three and six months ended December 31, 2022, as compared to $7 and $14 for the same period in Fiscal 2022.

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

As of mid August 2022, TTCQ had found a new tenant for one of the two commercial properties for a period of 1 year at a monthly rate of RMB6, or approximately $1. TTCQ is actively searching for tenants to occupy the other commercial property, which is vacant as of the date of this Report.

Properties purchased from FuLi generated a rental income of $2 and $4 for the three and six months ended December 31, 2022, as compared to $5 and $14 for the same period in Fiscal 2022.

Depreciation expense for FuLi was $7 and $15 for the three and six months ended December 31, 2022, as compared to $8 and $16 for the same period in Fiscal 2022.

Summary

Total rental income for all investment properties in China was $4 and $12 for the three and six months ended December 31, 2022, as compared to $8 and $19 for the same period in Fiscal 2022.

Depreciation expenses for all investment properties in China were $18 and $36 for the three and six months ended December 31, 2022, as compared to $19 and $38 for the same period in Fiscal 2022.

8.   OTHER ASSETS

Other assets consisted of the following:

	Dec. 31,	June 30,
	2022	2022
	(Unaudited)
Down payment for purchase of investment properties *	$-	$-
Deposits for rental and utilities and others	134	142
Currency translation effect	7	(5)
Total	$141	$137

*Down payment for purchase of investment properties included:

	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	814
Interest Receivable	1,250	200
Less: Impairment of Interest	(906)	(150)
Transferred to Down Payment (Note *b)	5,344	864
* Down Payment for Purchase of Investment Properties	10,207	1,645
Less: Effect of foreign currency exchange	-	(65)
Less: Provision of Impairment loss on other assets	(10,207)	(1,580)
* Down Payment for Purchase of Investment Properties	$-	$-

a)

In Fiscal 2011, the Company signed a Joint Venture agreement (the “Agreement”) with Jia Sheng Property Development Co. Ltd. (the “Developer”) to form a new company, Junzhou Co. Limited (“Joint Venture” or “Junzhou”), to jointly develop the “Singapore Themed Park” project (the “Project”). The Company paid RMB10,000 for the 10% investment in the Joint Venture. The Developer paid the Company a management fee of RMB 5,000 in cash upon signing of the Agreement, with a remaining fee of RMB 5,000 payable upon fulfilment of certain conditions in accordance with the Agreement. The Company further reduced its investment by RMB 137, or approximately $22, through the losses from operations incurred by the Joint Venture.

In Fiscal 2014, the Company disposed of its entire 10% interest in the Joint Venture but, to date, has not received payment in full. The Company recognized a disposal based on the recorded net book value of RMB 5,000, or equivalent to $803, from net considerations paid, in accordance with GAAP under ASC Topic 845 Non-monetary Consideration. It is presented under “Other Assets” as noncurrent assets to defer the recognition of the gain on the disposal of the 10% interest in the Joint Venture investment until such time that the consideration is paid, so the gain can be ascertained.

b)

Amounts of RMB 5,000, or approximately $814, as disclosed in Note 5, plus the interest receivable on long-term loan receivable of RMB 1,250, or approximately $200, and impairment on interest of RMB 906, or approximately $150.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Project. The initial targeted date of completion was in the fiscal year ended June 30, 2017. However, the progress has been delayed as the developer is currently undergoing asset reorganization process, to re-negotiate with their creditors to complete the project.

During the fourth quarter of Fiscal 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Project in Chongging, China. The Company recorded a non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies, together with effects of the ongoing pandemic. The local court is verifying the documents due to the sizable number of creditors as of December 31, 2022.

9. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of December 31, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest			Credit	Unused
Facility	Facility	Rate			Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85%	to	5.5%	$3,957	$3,957
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85%	to	5.5%	$1,867	$1,841
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%			$341	$341

As of June 30, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest			Credit	Unused
Facility	Facility	Rate			Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85%	to	5.5%	$4,090	$3,651
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85%	to	5.5%	$1,076	$586
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%			$338	$338

10.  ACCRUED EXPENSE

Accrued expense consisted of the following:

	Dec. 31,	June 30,
	2022	2022
	(Unaudited)

Payroll and related costs	$1,864	$2,158
Commissions	125	116
Legal and audit	284	320
Sales tax	241	531
Utilities	194	273
Warranty	23	16
Accrued purchase of materials and property, plant and equipment	1,679	905
Provision for reinstatement	298	308
Contract liabilities	1,282	988
Other accrued expense	692	581
Currency translation effect	125	(192)
Total	$6,807	$6,004

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

	Dec. 31,	June 30,
	2022	2022
	(Unaudited)

Beginning	$16	$14
Additions charged to cost and expense	25	7
Utilisation/Reversal	(17)	(4)
Currency translation effect	(1)	(1)
Ending	$23	$16

12.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Dec. 31,	June 30,
	2022	2022
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in April 2028, bearing interest at the bank’s prime rate less 2.00% (4.6% and 3.791% at December 31, 2022 and June 30, 2022) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,372 as at December 31, 2022 and June 30, 2022.	$1,215	$1,392
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	109	128
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	204	224
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	168	-
Total bank loans payable	$1,696	$1,744

Current portion of bank loans payable	506	503
Currency translation effect on current portion of bank loans	5	(31)
Current portion of bank loans payable	511	472
Long-term portion of bank loans payable	1,179	1,357
Currency translation effect on long-term portion of bank loans	6	(85)
Long-term portion of bank loans payable	$1,185	1,272

Future minimum payments (excluding interest) as of December 31, 2022, were as follows:

Remainder of Fiscal 2023	$269
2024	513
2025	283
2026	251
2027	216
Thereafter	164
Total obligations and commitments	$1,696

Future minimum payments (excluding interest) as of June 30, 2022, were as follows:

2023	$472
2024	481
2025	246
2026	214
2027	190
Thereafter	141
Total obligations and commitments	$1,744

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

All intersegment sales were sales from the manufacturing segment to the testing and distribution segment. Total intersegment sales were $115 and $669 for three and six months ended December 31, 2022, as compared to $232 and $820 for the same period in fiscal 2022. Corporate assets consisted primarily of cash and prepaid expenses. Corporate expenses consisted primarily of stock option expense, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a predetermined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment Information is unaudited for the six months ended December 31, 2022, and December 31, 2021:

Business Segment Information:

	Six Months		Operating
	Ended	Net	Income /	Total	Depr. And	Capital
	Dec. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2022	$8,629	$477	$15,345	$230	$15
	2021	$7,090	$252	$14,799	$208	$95

Testing Services	2022	12,012	1,129	27,757	1,875	3,967
	2021	9,566	1,124	24,546	1,251	699

Distribution	2022	3,676	482	1,437	-	-
	2021	4,418	531	1,850	2	-

Real Estate	2022	12	(42)	1,580	38	-
	2021	19	(51)	1,283	41	1

Corporate & Unallocated	2022	-	90	77	-	12
	2021	-	(230)	74	-	-

Total Company	2022	$24,329	$2,136	$46,196	$2,143	$3,994
	2021	$21,093	$1,626	$42,552	$1,502	$795

The following segment Information is unaudited for the three months ended December 31, 2022, and December 31, 2021:

Business Segment Information:

	Three Months		Operating
	Ended	Net	Income /	Total	Depr. And	Capital
	Dec. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2022	$5,044	$301	$15,345	$99	$15
	2021	$3,528	(48)	14,799	104	35

Testing Services	2022	5,648	547	27,757	1,111	2,811
	2021	4,966	588	24,546	644	322

Distribution	2022	1,694	217	1,437	-	-
	2021	2,420	277	1,850	-	-

Real Estate	2022	4	(28)	1,580	20	-
	2021	8	(28)	1,283	21	-

Corporate & Unallocated	2022	-	32	77	6	12
	2021	-	(133)	74	-	-

Total Company	2022	$12,390	$1,069	$46,196	$1,236	$2,838
	2021	$10,922	656	42,552	769	357

15. OTHER (EXPENSES) / INCOME

Other (expenses) / income consisted of the following:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2022	2021	2022	2021
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	$37	$16	$55	$38
Other rental income	27	29	54	58
Exchange loss	(349)	(38)	(279)	(4)
Bad debt recovery	-	102	-	104
Commission income	-	200	-	200
Government grant	21	28	42	98
Other miscellaneous income	21	44	64	48
Total	$(243)	$381	$(64)	$542

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

Due to the enactment of the Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $41 and $83 for the three and six months ended December 31, 2022, as compared to $23 and $46 for the same period in Fiscal 2022.

The Company's income tax expense was $241 and $466 for the three and six months ended December 31, 2022, as compared to $153 and $333 for the same period in Fiscal 2022. Our effective tax rate (“ETR”) from continuing operations was 30.2% and 15.16% for the quarters ended December 31, 2022 and December 31, 2021, respectively. The increase in income tax expense and effective tax rate was due to the following:

1.	The Thailand operation incurred higher income tax due to higher income generated in period ended December 31, 2022 compared to same period last fiscal year.

2.	The Company recognized higher GILTI expenses due to higher income derived from controlled foreign corporation.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at December 31, 2022.

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

The following table is the reconciliation of contract balances.

	Dec. 31,	June 30,
	2022	2022
	(Unaudited)

Trade Accounts Receivable	13,332	11,592
Accounts Payable	3,067	2,401
Contract Liabilities	1,282	988

Remaining Performance Obligation

As at December 31, 2022, the Company had $296 of remaining performance obligations, which represents our obligation to deliver products and services within two years.

As at June 30, 2022, the Company had $326 of remaining performance obligations, which represents our obligation to deliver products and services.

18.  EARNINGS PER SHARE

Options to purchase 636,375 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of December 31, 2022. 405,500 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three months ended December 31, 2022, because they were anti-dilutive.

Options to purchase 724,500 shares of Common Stock at exercise prices ranging from $2.53 to $5.98 per share were outstanding as of December 31, 2021. 212,500 stock options were excluded in the computation of diluted EPS for the three months ended December 31, 2021, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$512	$856	$1,394	$1,770
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(5)	(1)	(5)	2
Net income attributable to Trio-Tech International Common Shareholders	$507	$855	$1,389	$1,772

Weighted average number of common shares outstanding - basic	4,074	3,923	4,074	3,923

Dilutive effect of stock options	88	319	86	206
Number of shares used to compute earnings per share - diluted	4,162	4,242	4,160	4,129

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.12	0.22	0.34	0.46
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.12	$0.22	$0.34	$0.46

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.12	0.20	0.33	0.43
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.12	$0.20	$0.33	$0.43

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

●	A risk-free interest rate varying from 0.11% to 3.15% (2022: 0.11% to 2.35%);

●	no expected dividend payments and;

●	expected volatility of 47.3% to 73.85% (2022: 45.38% to 55.59%).

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

During the first two quarters of Fiscal 2023, 25,000 stock options were granted under the 2017 Employee Plan. There were 5,000 stock options exercised during the six-month period ended December 31, 2022. The Company recognized $54 in stock-based compensation expense during the six months ended December 31, 2022.

During the first two quarters of Fiscal 2022, there were no stock options granted under the 2017 Employee Plan. There were 41,125 stock options exercised during the six-month period ended December 31, 2021. The Company recognized $22 stock-based compensation expenses during the six months ended December 31, 2021.

As of December 31, 2022, there were vested stock options granted under the 2017 Employee Plan covering a total of 134,500 shares of Common Stock. The weighted-average exercise price was $4.78 and the weighted average remaining contractual term was 1.73 years.

As of December 31, 2021, there were vested stock options granted under the 2017 Employee Plan covering a total of 130,375 shares of Common Stock. The weighted-average exercise price was $4.79 and the weighted average remaining contractual term was 2.00 years.

A summary of option activities under the 2017 Employee Plan during the six months period ended December 31, 2022, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	236,375	$5.21	2.61	$87
Granted	25,000	5.18	-	-
Exercised	(5,000)	3.75	-	-
Forfeited or expired	(40,000)	-	-	-
Outstanding at December 31, 2022	216,375	$5.16	2.49	$96
Exercisable at December 31, 2022	134,500	$4.78	1.73	$75

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2022, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2022	75,875	$5.98
Granted	25,000	5.18
Vested	(9,000)	-
Forfeited	(10,000)	-
Non-vested at December 31, 2022	81,875	$5.79

A summary of option activities under the 2017 Employee Plan during the six months period ended December 31, 2021, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2021	267,000	$4.21	3.22	$290
Granted	-	-	-	-
Exercised	(41,125)	2.87	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	225,875	$4.46	2.66	$2,026
Exercisable at December 31, 2021	130,375	$4.79	2.00	$1,127

A summary of the status of the Company’s non-vested employee stock options during the six months period ended December 31, 2021, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2021	102,250	$2.29
Granted	-	-
Vested	(6,750)	-
Forfeited	-	-
Non-vested at December 31, 2021	95,500	$2.29

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

There were no options exercised during the six months ended December 31, 2022, and December 31, 2021. The Company did not recognize any stock-based compensation expense during the six months ended December 31, 2022, and December 31, 2021.

As of July 1, 2022 and December 31, 2022, there were no vested or unvested stock options outstanding under the 2007 Employee Plan.

As of December 31, 2021, there were vested stock options granted under the 2007 Employee Plan covering a total of 37,500 shares of Common Stock. The weighted average exercise price was $4.14 and the weighted average remaining contractual term was 0.24 years.

A summary of option activities under the 2007 Employee Plan during the six months ended December 31, 2021, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2021	37,500	$4.14	0.75	$34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	37,500	$4.14	0.24	$348
Exercisable at December 31, 2021	37,500	$4.14	0.24	$348

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

During the first two quarters of Fiscal 2023 and Fiscal 2022, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised and the Company did not recognize any stock-based compensation expense during the six months ended December 31, 2022 and 2021.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of December 31, 2022, or December 31, 2021.

As of December 31, 2022, there were vested stock options granted under the 2017 Directors Plan covering a total of 420,000 shares of Common Stock. The weighted average exercise price was $5.10 and the weighted average remaining contractual term was 2.34 years.

As of December 31, 2021, there were vested stock options granted under the 2017 Directors Plan covering a total of 320,000 shares of Common Stock. The weighted-average exercise price was $4.27 and the weighted average remaining contractual term was 2.72 years.

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2022, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	420,000	$5.10	2.85	$228
Granted	-	-		-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2022	420,000	$5.10	$2.34	$255
Exercisable at December 31, 2022	420,000	$5.10	$2.34	$255

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2021, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2021	320,000	$4.27	3.22	$340
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	320,000	4.27	2.97	$2,933
Exercisable at December 31, 2021	320,000	4.27	2.97	$2,933

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

There were no stock options exercised during the six months ended December 31, 2022 and 2021. The Company did not recognize any stock-based compensation expense during the six months ended December 31, 2022 and 2021.

As of July 1, 2022 and December 31, 2022, there were no vested stock options granted under the 2007 Directors Plan.

As of December 31, 2021, there were vested stock options granted under the 2007 Directors Plan covering a total of 50,000 shares of Common Stock. The weighted-average exercise price was $4.14 and the weighted average remaining contractual term was 0.24 years.

A summary of option activities under the 2007 Directors Plan during the six months ended December 31, 2021 is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2021	50,000	$4.14	0.75	$45
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	50,000	$4.14	0.24	$465
Exercisable at December 31, 2021	50,000	$4.14	0.24	$465

20.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases were $38 and $41 for three months ended December 31, 2022, and December 31, 2021, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2023 to the fiscal year ended June 30, 2027 (“Fiscal 2027”) on noncancelable operating leases is contractually due as follows as of December 31, 2022:

Remainder of Fiscal 2023	$60
Fiscal 2024	130
Fiscal 2025	131
Fiscal 2026	44
Fiscal 2027	15
$380

Future minimum rental income in China and Thailand to be received from Fiscal 2023 to Fiscal 2027 on non-cancelable operating leases is contractually due as follows as of June 30, 2022:

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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of four units of chiller systems are as follows:

Components of Lease Balances	Dec. 31,
2022
Assets
Gross financial sales receivable	$28
Unearned finance income	(1)
Financed sales receivable	$27

Net financed sales receivables due within one year	$21
Net financed sales receivables due after one year	$6

As of December 31, 2022, the financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 1.25 years.

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

	Dec. 31,	June 30,
	2022	2022
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,751	$1,727
Accumulated depreciation	(1,289)	(1,179)
Plant and Equipment, Net	$462	$548

Current portion of finance leases	$101	$118
Net of current portion of finance leases	69	119
Total Finance Lease Liabilities	$170	$237

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets	$2,580	$3,152
Operating lease right-of-use assets, Net	$2,580	$3,152
Current portion of operating leases	1,140	1,218
Net of current portion of operating leases	1,440	1,934
Total Operating Lease Liabilities	$2,580	$3,152

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$3	$5	$6	$11
Amortization of right-of-use assets	44	62	92	90
Total finance lease cost	47	67	98	101

Operating Lease Costs	$369	$231	$749	$470

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Six Months Ended
	Dec. 31,	Dec. 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$6	$13
Operating cash flows from operating leases	594	470
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	-	-

Weighted-Average Remaining Lease Term:
Finance leases	1.59	2.69
Operating leases	2.67	3.57
Weighted-Average Discount Rate:
Finance leases	3.22%	3.50%
Operating leases	5.54%	4.81%

As of December 31, 2022, the maturities of the Company’s operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of Fiscal 2023	$650	$54
2024	1,074	105
2025	577	21
2026	414	-
Thereafter	67	-
Total future minimum lease payments	$2,782	$180
Less: amount representing interest	(202)	(10)
Present value of net minimum lease payments	$2,580	$170

Presentation on statement of financial position
Current	1,140	101
Non-Current	1,440	69

As of June 30, 2022, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2023	$1,357	$129
2024	1,032	104
2025	554	20
2026	423	-
Thereafter	69	-
Total future minimum lease payments	$3,435	$253
Less: amount representing interest	(283)	(16)
Present value of net minimum lease payments	$3,152	$237

Presentation on statement of financial position
Current	1,218	118
Non-Current	1,934	119

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the six months ended December 31, 2022 and 2021.

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

22. CONCENTRATION OF CUSTOMERS

The Company had two major customers mainly contributed to manufacturing and testing segments that accounted for the following revenue and trade account receivables:

	Six Months Ended Dec. 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue
- Customer A	34.7%	42.8%
- Customer B	15.3%	5.3%
- Customer C	13.3%	15.6%
Trade Account Receivables
- Customer A	32.1%	40.1%
- Customer B	15.6%	6.1%
- Customer C	17.3%	16.7%

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

During the six months ended December 31, 2022, TTI generated approximately 99.9% of its revenue from its three core business segments in the test and measurement industry, i.e., manufacturing of test equipment (“Manufacturing”), testing services (“Testing”) and distribution of test equipment (“Distribution”). The Real Estate segment contributed only 0.01% to the total revenue during the six months ended December 31, 2022.

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

Second Quarter Fiscal Year 2023 Highlights

●

Total revenue increased by $1,468, or 13.4%, to $12,390 in the second quarter of our fiscal year ending June 30, 2023 (“Fiscal 2023”), compared to $10,922 for the same period in the fiscal year ended June 30, 2022 (“Fiscal 2022”).

●	Manufacturing segment revenue increased by $1,516, or 43%, to $5,044 in the second quarter of Fiscal 2023, compared to $3,528 for the same period in Fiscal 2022.

●	Testing segment revenue increased by $682, or 13.7%, to $5,648 in the second quarter of Fiscal 2023, compared to $4,966 for the same period in Fiscal 2022.

●	Distribution segment revenue decreased by $726, or 30%, to $1,694 in the second quarter of Fiscal 2023, compared to $2,420 for the same period in Fiscal 2022.

●	Real estate segment rental revenue decreased by $4, or 50%, to $4 in the second quarter of Fiscal 2023, compared to $8 for the same period in Fiscal 2022.

●	The overall gross profit margin increased by 0.4% to 26.9% in the second quarter of Fiscal 2023, from 26.5% for the same period in Fiscal 2022.

●	General and administrative expense decreased by $28, or 1.5%, to $1,919 in the second quarter of Fiscal 2023, from $1,947 for the same period in Fiscal 2022.

●	Selling expense increased by $37, or 34.6%, to $193 in the second quarter of Fiscal 2023, from $156 for the same period in Fiscal 2022.

●	Other income decreased by $624, or 163.8%, to other expenses of $243 in the second quarter of Fiscal 2023, from other income of $381 for the same period in Fiscal 2022.

●	Income from operations was $1,069 for the second quarter of Fiscal 2023, an increase of $413 as compared to $656 for the same period in Fiscal 2022.

●	Income tax expense was $241 for the second quarter of Fiscal 2023, an increase of $88 as compared to $153 in the same period in Fiscal 2022.

●

During the second quarter of Fiscal 2023, income from continuing operations before non-controlling interest, net of tax was $575, as compared to income from continuing operations before non-controlling interest of $856 for the same period in Fiscal 2022.

●	Net income attributable to non-controlling interest for the second quarter of Fiscal 2023 was $58, an increase of $57 as compared to $1 in the same period in Fiscal 2022.

●	Basic earnings per share for the second quarter of Fiscal 2023 was $0.12, as compared to earnings per share of $0.22 for the same period in Fiscal 2022.

●	Diluted earnings per share for the second quarter of Fiscal 2023 was $0.12, as compared to earnings per share of $0.20 for the same period in Fiscal 2022.

●	Total assets increased by $2,775 to $46,196 as of December 31, 2022, compared to $43,421 as of June 30, 2022.

●	Total liabilities increased by $804 to $16,223 as of December 31, 2022, compared to $15,419 as of June 30, 2022.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three and six months ended December 31, 2022 and 2021.

Revenue Components	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Manufacturing	40.7%	32.3%	35.5%	33.6%
Testing Services	45.6	45.4	49.4	45.4
Distribution	13.7	22.2	15.1	20.9
Real Estate	-	0.1	-	0.1
Total	100%	100.0%	100%	100.0%

Revenue for the three and six months ended December 31, 2022, was $12,390 and $24,329, respectively, an increase of $1,468 and $3,236, respectively, when compared to the revenue for the same period of Fiscal 2022. As a percentage, revenue increased by 13.4% and 15.3% for the three and six months ended December 31, 2022, when compared to revenue for the same period of Fiscal 2022.

For the three and six months ended December 31, 2022, there was an increase in revenue in the Testing and Manufacturing segments when compared to the same period of Fiscal 2022. The Distribution segment’s revenue decreased compared to the same period of Fiscal 2022.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S.) increased by $1,413 (or 13.2%), to $12,067 and by $3,187 (or 15.7%) to $23,513 for the three and six months ended December 31, 2022, respectively, as compared with $10,654 and $20,326 for the same period of Fiscal 2022, respectively.

Total revenue into and within the U.S. was $321 and $814 for the three and six months ended December 31, 2022, respectively, an increase of $53 and $47 from $268 and $767 for the same periods of Fiscal 2022, respectively.

Revenue within our four current segments for the three and six months ended December 31, 2022, is discussed below.

Manufacturing Segment

Revenue in the Manufacturing segment as a percentage of total revenue was 40.7% and 35.5% for the three and six months ended December 31, 2022, respectively, an increase of 8.4% and 1.9% of total revenue when compared to 32.3% and 33.6% in the same period of Fiscal 2022. The revenue increased by $1,516 to $5,044 from $3,528 and increased by $1,539 to $8,629 from $7,090 for the three and six months ended December 31, 2022, respectively.

Revenue in the Manufacturing segment from one customer accounted for 38.0% and 50.9% of our total revenue in the Manufacturing segment for the three months ended December 31, 2022 and 2021, respectively, and 28.2% and 42.0% of our total revenue in the Manufacturing segment for the six months ended December 31, 2022, and 2021, respectively.

Testing Services Segment

The Testing segment's revenue was 45.6% for the three months ended December 31, 2022, representing a marginal increase of 0.2%, compared to 45.4% for the same period of Fiscal 2022. Revenue in the Testing segment was 49.4% as a percentage of total revenue for the six months ended December 31, 2022, an increase of 4% compared to the same period of Fiscal 2022. Total revenue increased by $682 to $5,648 and increased by $2,446 to $12,012 from $4,966 and $9,566 for the three and six months ended December 31, 2022, respectively, as compared to the same periods of Fiscal 2022.

The revenue in the Testing segment from one customer accounted for 40.9% and 63.0% of our revenue in the Testing segment for the three months ended December 31, 2022 and 2021, respectively, and 45.6% and 63.3% of our total revenue in the Testing segment for the six months ended December 31, 2022 and 2021, respectively. The future revenue in the Testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the Distribution segment was 13.7% and 15.1% as a percentage of total revenue for the three and six months ended December 31, 2022, respectively, a decrease of 8.5% and 5.8%, compared to the same period of Fiscal 2022. Total revenue decreased by $726 to $1,694 and decreased by $742 to $3,676 from $2,420 and $4,418 for the three and six months ended December 31, 2022, respectively, compared to the same period of Fiscal 2022.

The revenue in the Distribution segment from one customer accounted for 78.9% and 80.8% of our revenue in the Distribution segment for the three months ended December 31, 2022 and 2021, respectively, and 82.4% and 74.4% of our total revenue in the Distribution segment for the six months ended December 31, 2022 and 2021, respectively. Demand for the Distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts.  Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The Real Estate segment revenue decreased to $4 and $12 from $8 and $19 for the three and six months ended December 31, 2022, compared to the same period of Fiscal 2022.

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

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expense in its subsidiaries. Strengthening of the United States dollar (“U.S. Dollar”) relative to foreign currencies adversely affects the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, or at all, which would adversely affect the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. Dollar, while generally beneficial to the Company’s foreign currency denominated sales and earnings, could cause the Company to reduce international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

As of December 2022, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to the COVID-19 pandemic, supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

On August 9, 2022, the CHIPS and Science Act of 2022 (CHIPS Act) was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States. We continue to evaluate the business impact and potential opportunities related to the CHIPS Act. As of date, we do not see any direct effect of the CHIPS Act on the Company in the foreseeable future.

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

Comparison of the Three Months Ended December 31, 2022, and December 31, 2021

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2022 and 2021 respectively:

	Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	73.1%	73.5%
Gross Margin	26.9%	26.5%
Operating expense
General and administrative	15.5%	17.8%
Selling	1.6%	1.4%
Research and development	1.2%	1.2%
Total operating expense	18.3%	20.4%
Income from Operations	8.6%	6.1%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 0.4% to 26.9% for the three months ended December 31, 2022, from 26.5% for the same period of Fiscal 2022. Gross profits increased by $445 to $3,335 for the three months ended December 31, 2022, from $2,890 for the same period in Fiscal 2022.

Gross profit margin as a percentage of revenue in the Manufacturing segment increased by 5.2% to 23.7% for the three months ended December 31, 2022, as compared to 18.5% for the same period in Fiscal 2022. Gross profits in the Manufacturing segment increased by $541 to $1,195 for the three months ended December 31, 2022, from $654 for the same period in Fiscal 2022. The increase in gross profit margin was primarily due to a higher proportion of high profit margin product sales for the three months ended December 31, 2022 compared to the same period of Fiscal 2022.

Gross profit margin as a percentage of revenue in the Testing segment decreased by 4.1% to 33.7% for the three months ended December 31, 2022, compared to 37.8% in the same period of Fiscal 2022. The decrease in gross profit margin percentage was mainly due to lower margins in the Singapore and Tianjin testing operations resulting from lower demand due to inventory corrections made by customers in the second quarter of Fiscal 2023. In absolute dollar amounts, gross profit in the testing segment increased by $24 to $1,901 for the three months ended December 31, 2022, from $1,877 for the same period of Fiscal 2022.

Gross profit margin of the Distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of fluctuations in market demand. Gross profit margin as a percentage of revenue in the Distribution segment decreased by 0.4% to 14.9% for the three months ended December 31, 2022, from 15.3% in the same period of Fiscal 2022.  Gross profit in the Distribution segment for the three months ended December 31, 2022, was $253, a decrease of $117, compared to $370 in the same period of Fiscal 2022.

For the three months ended December 31, 2022, gross loss in the Real Estate segment was $14, as compared to $11 for the same period of Fiscal 2022.

Operating Expense

Operating expense for the three months ended December 31, 2022 and 2021 was as follows:

	Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
General and administrative	$1,919	$1,947
Selling	193	156
Research and development	151	131
Gain on disposal of property, plant and equipment	3	-
Total	$2,266	$2,234

General and administrative expense decreased by $28 or 1.5%, from $1,947 to $1,919 for the three months ended December 31, 2022, compared to the same period of Fiscal 2022. The decrease in general and administrative expense was mainly attributable to the bonus provision adjustments in this quarter that offset the increase of administrative expense relating to the Company’s new subsidiary Trio-Tech Jiangsu, which was setup in the third quarter of Fiscal 2022.

Selling expense increased by $37, or 23.7%, from $156 to $193 for the three months ended December 31, 2022, compared to the same period of Fiscal 2022. The increase in selling expense was primarily attributable to an increase in commission costs in the Manufacturing segment of the Singapore operations as a result of an increase in commissionable revenue, and an increase in travel costs due to increased business travel in the second quarter of Fiscal 2023, compared to the same quarter of Fiscal 2022.

Income from Operations

Income from operations was $1,052 for the three months ended December 31, 2022, an increase of $396, compared to profit of $656 from operations for the same period of Fiscal 2022. This was mainly due to higher revenue and improved gross profit margin from Manufacturing and Testing segments.

Interest Expense

Interest expense for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Interest expense	$10	$28

Interest expense was $10 for the three months ended December 31, 2022, a decrease of $18, or 64.3%, compared to $28 for the same period of Fiscal 2022. As of December 31, 2022, the Company had an unused line of credit of $6,139 as compared to $5,207 at December 31, 2021.

Other (Expense) / Income

Other (expense) / income for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)

Interest income	$37	$16
Other rental income	27	29
Exchange loss	(349)	(38)
Bad debt recovery	-	102
Commission income	-	200
Government grant	21	28
Other miscellaneous income	21	44
Total	$(243)	$381

Other income decreased by $624 from $381 to other expense of $243 for the three months ended December 31, 2022 compared to the same period in Fiscal 2022. The decrease was mainly contributed by a negative foreign currency impact in the second quarter of Fiscal 2023 and the absence of one-time commission income that was earned in the same period in Fiscal 2022.

Our net income is impacted by the overall strengthening or weakening of the U.S. Dollars since the functional currency of our foreign subsidiaries is not U.S. Dollars. During the three months ended December 31, 2022, exchange rate movement negatively impacted our net income due to the strengthening of the Singapore dollars against the U.S. Dollars.

Income Tax Expense

The Company's income tax expense was $241 and $153 for the three months ended December 31, 2022, and 2021, respectively. The increase was primarily due to the increase in taxable income.

Non-controlling Interest

As of December 31, 2022, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-Tech JiangSu Co. Ltd. The share of non-controlling interest in the net profit from the subsidiaries for the three months ended December 31, 2022 was $58, an increase of $57 compared to the share of non-controlling interest in the net income from the subsidiaries of $1 for the same period of Fiscal 2022. The increase in the net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the China operation.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech International common shareholders for the three months ended December 31, 2022, was $507, a change of $348, compared to a net income of $855 for the same period Fiscal 2022.

Earnings per Share

Basic earnings per share from continuing operations were $0.12 for the three months ended December 31, 2022, compared to $0.22 for the same period in Fiscal 2022. Basic earnings per share from discontinued operations were $nil for both the three months ended December 31, 2022 and 2021.

Diluted earnings per share from continuing operations were $0.12 for the three months ended December 31, 2022, as compared to $0.20 for the same period in Fiscal 2022. Diluted earnings per share from discontinued operations were $nil for both the three months ended December 31, 2022 and 2021.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the first quarter of Fiscal 2023 and Fiscal 2022 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the Manufacturing segment for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$5,044	$3,528
Gross margin	23.7%	18.5%
Income / (loss) from operations	$301	$(48)

Income from operations from the Manufacturing segment was $301 compared to loss from operations of $48 in the same period of Fiscal 2022, primarily due to an increase in gross profit margin offset by an increase in operating expense of $315. Operating expense for the Manufacturing segment were $894 and $701 for the three months ended December 31, 2022 and 2021, respectively. The increase in operating expense was mainly due to an increase of $76 in general and administrative expense, $52 in selling expense and an increase of $29 in corporate overhead expense.

Testing Segment

The revenue, gross margin and income from operations for the Testing segment for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$5,648	$4,966
Gross margin	33.7%	37.8%
Income from operations	$547	$588

Income from operations in the Testing segment for the three months ended December 31, 2022 was $547 compared to $588 in the same period of Fiscal 2022, was mainly attributable to an increase of operating expenses. Operating expense was $1,354 and $1,290 for the three months ended December 31, 2022 and 2021, respectively. The increase of $64 in operating expense was mainly due to an increase of $124 in general and administrative expense while offset by decrease in selling expense and corporate expense.

Distribution Segment

The revenue, gross margin and income from operations for the Distribution segment for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$1,694	$2,420
Gross margin	14.9%	15.3%
Income from operations	$217	$277

Income from operations in the Distribution segment for three months ended December 31, 2022 was $217, compared to $277 for the same period of Fiscal 2022. The decrease of $60 was mainly due to lower sales, thereby reducing the gross profit. Operating expense were $36 and $92 for the three months ended December 31, 2022 and 2021, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$4	$8
Gross margin	(350.0)%	(137.5)%
Loss from operations	$(28)	$(28)

Loss from operations in the Real Estate segment was $28 for the three months ended December 31, 2022 and for the same period of Fiscal 2022. Operating expense was $14 and $17 for the three months ended December 31, 2022 and 2021, respectively.

Corporate

The income / (loss) from operations for Corporate for the three months ended December 31, 2022, and 2021 was as follows:

	Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Income / (Loss) from operations	$32	$(133)

Corporate operating profit was $32 for the three months ended December 31, 2022, compared to loss of $133 in the same period of Fiscal 2022.

Comparison of the Six Months Ended December 31, 2022, and December 31, 2021

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2022 and 2021, respectively:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021

Revenue	100.0%	100.0%
Cost of sales	71.4	71.2
Gross Margin	28.6%	28.8%
Operating expenses:
General and administrative	17.4%	18.6%
Selling	1.5	1.4
Research and development	0.9	1.0
Total operating expenses	19.8%	21.0%
Income from Operations	8.8%	7.8%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased marginally by 0.2% to 28.6% for the six months ended December 31, 2022, compared to 28.8% in the same period of Fiscal 2022. Gross profit increased by $888 to $6,957 for the six months ended December 31, 2022, from $6,069 for the same period of Fiscal 2022.

Gross profit margin as a percentage of revenue in the Manufacturing segment increased by 1.0% to 26.1% for the six months ended December 31, 2022, from 25.1% in the same period of Fiscal 2022. Gross profit increased by $473 to $2,255 for the six months ended December 31, 2021 compared to $1,782 for the same period of Fiscal 2022. The gross margin increase was primarily due to an increase in Manufacturing segment revenue in the first half of Fiscal 2023 compared to the same period of Fiscal 2022.

Gross profit margin as a percentage of revenue in the Testing segment decreased by 3.1% to 34.5% for the six months ended December 31, 2022, from 37.6% in the same period of Fiscal 2022. Gross profit in the Testing segment increased by $545 to $4,139 for the six months ended December 31, 2022, from $3,594 for the same period of Fiscal 2022 due to improved performance in the first quarter of Fiscal 2023. The decrease in gross profit margin was mainly due to lower margins in the Testing segment resulting from lower demand due to inventory corrections made by customers in the second quarter of Fiscal 2023.

Gross profit margin as a percentage of revenue in the Distribution segment was 16.0% for the six months ended December 31, 2022, compared to 16.1% in the same period of Fiscal 2022.  Gross profit in the Distribution segment for the six months ended December 31, 2022, was $587, a decrease of $125 compared to $712 in the same period of Fiscal 2022. The decrease in gross profit was due to the decrease in distribution sales in our Singapore operation compared to the same period of Fiscal 2022.

Gross loss in the Real Estate segment increased by $5 for the six months ended December 31, 2022, from $19 in the same period of Fiscal 2022.

Operating Expense

Operating expense for the six months ended December 31, 2022 and 2021 were as follows:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021
(Unaudited)
General and administrative	$4,224	$3,927
Selling	366	303
Research and development	224	213
Gain on disposal of plant and equipment	7	-
Total	$4,821	$4,443

General and administrative expense increased by $297, or 18.2%, from $3,927 to $4,224 for the six months ended December 31, 2022, compared to the same period of Fiscal 2022. The increase in general and administrative expense was primarily due to the general and administrative expense relating to the Company’s new subsidiary Trio-Tech Jiangsu, which was setup in the third quarter of Fiscal 2022, coupled with increased manpower costs.

Selling expense increased by $63, or 20.8%, for the six months ended December 31, 2022, from $303 to $366 compared to the same period of Fiscal 2022. The increase in selling expense was primarily attributable to an increase in commission expense in the Manufacturing segment of Singapore operation as a result of an increase in commissionable revenue and increased travel costs.

Income / (Loss) from Operations

Income from operations was $2,136 for the six months ended December 31, 2022, compared to $1,626 for the same period of Fiscal 2022. The increase was mainly due to the increase in gross profit margin, offset by an increase in operating expense, as discussed earlier.

Interest Expense

Interest expense for the six months ended December 31, 2022 and 2021 were as follows:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021
(Unaudited)
Interest expense	$54	$56

Interest expense decreased marginally by $2 to $54 from $56 for the six months ended December 31, 2022, compared to the same period of Fiscal 2022. The decrease was mainly due to lower utilization of lines of credit in Singapore operation.

Other (Expense) /  Income

Other (expense) / income for the six months ended December 31, 2022 and 2021 was as follows:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021
(Unaudited)
Interest income	$55	$38
Other rental income	54	58
Exchange loss	(279)	(4)
Bad debt recovery	-	104
Dividend Income	-	-
Government grant	42	98
Commission income	-	200
Other miscellaneous income	64	48
Total	$(64)	$542

Other expense for the six months ended December 31, 2022 was $64, a decrease of $606 compared to other income of $542 for the same period of Fiscal 2022. The decrease was mainly contributed by a negative foreign currency impact in the second quarter of Fiscal 2023 and the absence of one-time commission income that was earned in the same period in Fiscal 2022.

Our net income is impacted by the overall strengthening or weakening of the U.S. Dollar since the functional currency of our foreign subsidiaries is not the U.S. Dollar. During the second quarter in Fiscal 2023, exchange rate movement negatively impacted our net income due to the strengthening of Singapore dollars against the U.S. Dollar which was partially offset by the exchange gain that arose in the first quarter of Fiscal 2023.

Income Tax Expense

Income tax expense for the six months ended December 31, 2021 was $466, an increase of $133 compared to of $333 for the same period of Fiscal 2022. The increase in income tax expense was primarily due to increase in the taxable income across the Company in the six months ended December 31, 2022.

Noncontrolling Interest

As of December 31, 2022, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in  PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-Tech JiangSu Co. Ltd. The net income attributable to the noncontrolling interest in these subsidiaries for the six months ended December 31, 2022, was $154, a change of $142, compared to a net income of $12 for the same period of Fiscal 2022. The increase was attributable to the increase in net income generated by the China operation.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income was $1,389 for the six months ended December 31, 2022, a decrease of $383 compared to a net income of $1,772 for the same period of Fiscal 2022. The increase was mainly due to the increase in revenue and gross margin. However, the increase was partially offset by an increase in operating expense and other expense.

Earnings per Share

Basic earnings per share from continuing operations was $0.34 for the six months ended December 31, 2022, compared to $0.46 for the same period in Fiscal 2022. Basic earnings per share from discontinued operations were $nil for both the six months ended December 31, 2022 and 2021.

Diluted earnings per share from continuing operations was $0.33 for the six months ended December 31, 2022, compared to $0.43 for the same period of Fiscal 2022. Diluted earnings per share from discontinued operations were $nil for both the six months ended December 31, 2022 and 2021.

Segment Information

The revenue, gross profit margin, and income or loss from operations in each segment for the six months ended December 31, 2022 and 2021, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the Manufacturing segment for the six months ended December 31, 2022 and 2021 were as follows:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021
(Unaudited)
Revenue	$8,629	$7,090
Gross margin	26.1%	25.1%
Income from operations	$477	$252

Income from operations from the Manufacturing segment was $477 for the six months ended December 31, 2022, an increase of $225 as compared to $252 in the same period of Fiscal 2022 due to an increase in gross margin. The increase in gross margin was partially offset with an increase in operating expense. The Manufacturing segment's operating expense were $1,778 and $1,529 for the six months ended December 31, 2022 and 2021, respectively. The increase in operating expense of $249 was mainly due to an increase in general and administrative expense by $75, and an increase in selling expense by $82 compared to the same period of Fiscal 2022. The increase in general and administrative expense was mainly attributable to an increase in payroll-related expenses in the Singapore operations. The increase in selling expense was primarily attributable to an increase in commission expenses in the Manufacturing segment of Singapore operation because of an increase in commissionable revenue.

Testing Segment

The revenue, gross margin and loss from operations for the Testing segment for the six months ended December 31, 2022 and 2021 were as follows:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021
(Unaudited)
Revenue	$12,012	$9,566
Gross margin	34.5%	37.6%
Income from operations	$1,129	$1,124

Income from operations in the Testing segment for the six months ended December 31, 2022, was $1,129, a slight improvement of $5 compared to $1,124 in the same period of Fiscal 2022. The increase in gross profit of $545 was partially offset by an increase in operating expense by $540.  Operating expense was $3,011 and $2,471 for the six months ended December 31, 2022 and 2021, respectively. The higher operating expense was mainly attributed to an increase in general and administrative expense and corporate overhead by $356 and $234, respectively.

The increase in general and administrative expense was mainly due to costs incurred in Company’s new subsidiary Trio-Tech Jiangsu, which was setup in the third quarter of Fiscal 2022, coupled with increased manpower costs. The increase in corporate overhead expense was due to a change in the corporate overhead allocation compared to the same period of Fiscal 2022. Corporate charges are allocated on a predetermined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the Distribution segment for the six months ended December 31, 2022 and 2021 were as follows:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021
(Unaudited)
Revenue	$3,676	$4,418
Gross margin	16.0%	16.1%
Income from operations	$482	$531

Income from operations in the Distribution segment for the six months ended December 31, 2022 was $482, a decrease of $49 compared to $531 in the same period of Fiscal 2022. The decrease in operating income was primarily due to a decrease in gross margin by $125, which was partially offset with a decrease in operating expense of $76. Operating expense were $106 and $180 for the six months ended December 31, 2022 and 2021, respectively. The decrease in operating expense was mainly contributed by decrease in general and administrative expense of $60.

Real Estate Segment

The revenue, gross loss margin and loss from operations for the Real Estate segment for the six months ended December 31, 2022 and 2021 were as follows:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021
(Unaudited)
Revenue	$12	$19
Gross loss margin	200.0%	100.0%
Loss from operations	$(42)	$(51)

Loss from operations in the Real Estate segment for the six months ended December 31, 2022 was $42, a decrease of $9 compared to $51 for the same period of Fiscal 2022. The decrease in operating loss was mainly due to a decrease in operating expense. Operating expense was $18 and $32 for the six months ended December 31, 2022 and 2021, respectively.

Corporate

The income/(loss) from operations for corporate for the six months ended December 31, 2022 and 2021 were as follows:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021
(Unaudited)
Income / (Loss) from operations	$90	$(230)

The improvement of $320 was mainly due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a predetermined fixed charge basis.

Financial Condition

During the six months ended December 31, 2022 total assets increased by $2,775 to $46,196 compared to $43,421 as of June 30, 2022. The increase was primarily due to increase in inventories, trade receivables and property, plant and equipment and restricted term deposits, partially offset by decrease in cash and cash equivalents, short-term deposit, other receivables, prepaid expense, deferred tax assets, investment properties, right-of-use assets and operating right-of-use assets.

Cash and cash equivalents were $6,379 as at December 31, 2022, reflecting an decrease of $1,319 from $7,698 as at June 30, 2022, primarily due to placement of additional term deposits and repayment in lines of credit for the six months ended December 31, 2022.

Short-term deposits and restricted term deposits were $7,484 as at December 31, 2022, reflecting an increase of $386 from $7,098 as at June 30, 2022. The increase was primarily due to additional term deposits placement and also foreign currency movement.

As at December 31, 2022, the trade accounts receivable balance increased by $1,740 to $13,332, from $11,592 as at June 30, 2022, primarily due to an increase in overall revenue of all entities on a consolidated basis. The number of days’ sales outstanding in accounts receivables for the Group was 91 days and 81 days at the end of the second quarter of Fiscal 2023 and the end of Fiscal 2022, respectively.

Other receivables as at December 31, 2022 mainly comprised of advance payments made to suppliers and refundable services taxes in the Singapore operations.

Inventories as at December 31, 2022, were $3,219, an increase of $961, compared to $2,258 as at June 30, 2022. The increase in inventories was in line with the backlog in the manufacturing and distribution segments of our Singapore operations.

Prepaid expenses were $610 as at December 31, 2022 compared to $1,215 as at June 30, 2022. This was mainly due to the asset capitalization of down payments made for the purchase of equipment in the China operation.

Investment properties’ net in China was $533 as at December 31, 2022 and $585 as at June 30, 2022. The decrease was primarily due to the foreign currency exchange movement between June 30, 2022 and December 31, 2022.

Property, plant and equipment increased by $2,589 from $8,481 as at June 30, 2022, to $11,070 as at December 31, 2022, mainly due to the acquisition of new property, plant and equipment in the China operations. The increase was partially offset by the depreciation charged for the period and the foreign currency exchange movement between June 30, 2022 and December 31, 2022.

Other assets increased by $4 to $141 as at December 31, 2022 compared to $137 as at June 30, 2022.  This was primarily due to the foreign currency exchange movement between June 30, 2022 and December 31, 2022.

Lines of credit was $nil as at December 31, 2022 as compared to $929 as at June 30, 2022. This was because of repayment of lines of credit in the Singapore Operation with no new utilization as of December 31, 2022.

Accounts payable increased by $666 to $3,067 as at December 31, 2022 as compared to $2,401 as at June 30, 2022 which was in line with the increase of sales and inventories.

Accrued expense increased by $803 to $6,807 as at December 31, 2022, as compared to $6,004 as at June 30, 2022. The increase in accrued expense was mainly due to an increase in accruals relating to acquisition pf property, plant and equipment in the China operations.

There was no significant change in bank loans payable as it decreased by $48 to $1,696 as at December 31, 2022, as compared to $1,744 as of June 30, 2022. This was due to the repayments made in the Malaysia operations.

Finance leases decreased by $67 to $170 as at December 31, 2022, as compared to $237 as at June 30, 2022. This was due to the repayments made in the Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability decreased by $572 to $2,580 as at December 31, 2022, as compared to $3,152 as at June 30, 2022. This was due to the repayment made and the operating lease expenses charged for the period.

Other non-current liabilities increased by $1,144 to $1,172 as at December 31, 2022, as compared to $28 as at June 30, 2022. The increase was mainly due to an increase in accruals relating to acquisition of property, plant and equipment in the China operations where the payments term is more than 12 months.

Liquidity Comparison

Net cash provided by operating activities increased by $2,942 to an inflow of $3,779 for the six months ended December 31, 2022, from an inflow of $837 for the same period of Fiscal 2022. The increase in net cash provided by operating activities was primarily due to an increase of $3,393 in cash inflow from changes in depreciation, other receivables, prepaid expense and other current assets and account payables and accrued expense in first half of Fiscal 2023 as compared to same period of Fiscal 2022. It was partially offset by an increase of $420 in cash outflow from changes in inventories and operating lease in first half of Fiscal 2023 as compared to same period of Fiscal 2022.

Net cash provided by investing activities decreased by $4,270 to an outflow of $3,428 for the six months ended December 31, 2022, from an inflow of $842 for the same period of Fiscal 2022.  The increase in cash outflow was primarily due to an additions to property, plant and equipment of $3,994.

Net cash outflow from financing activities for the six months ended December 31, 2022, was $1,032, representing a decrease of $1,105, as compared to cash inflow of $73 during the six months ended December 31, 2021. The decrease was mainly attributable to a higher payment on lines of credit by $856.

On March 1, 2022, the Company’s Registration Statement on Form S-3 (File No. 333-261485) was declared effective by the SEC, pursuant to which we may raise capital of $10,000,000 USD of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: February 10, 2023