Form 10-Q
period 2023-03-31
TRIO-TECH INTERNATIONAL
filed 2023-05-15
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-‐accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-‐2 of the Exchange Act. (Check one):

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

As of May 1, 2023, there were 4,096,680 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	4
	(a) Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited), and June 30, 2022	4
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Three and Nine Months Ended March 31, 2023 (Unaudited), and March 31, 2022 (Unaudited)	5
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended March 31, 2023 (Unaudited), and March 31, 2022 (Unaudited)	7
	(d) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2023 (Unaudited), and March 31, 2022 (Unaudited)	7
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

Signatures		43

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,430	$7,698
Short-term deposits	5,703	5,420
Trade accounts receivable, less allowance for doubtful accounts of $223 and $243, respectively	11,004	11,592
Other receivables	757	998
Inventories, less provision for obsolete inventories of $743 and $674, respectively	2,324	2,258
Prepaid expenses and other current assets	731	1,215
Financed sales receivable	22	21
Restricted term deposits	755	-
Total current assets	29,726	29,202
NON-CURRENT ASSETS:
Deferred tax assets	91	169
Investment properties, net	517	585
Property, plant and equipment, net	9,987	8,481
Operating lease right-of-use assets	3,059	3,152
Other assets	232	137
Financed sales receivable	-	17
Restricted term deposits	1,762	1,678
Total non-current assets	15,648	14,219
TOTAL ASSETS	$45,374	$43,421

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$107	$929
Accounts payable	1,835	2,401
Accrued expenses	6,570	6,004
Income taxes payable	390	787
Current portion of bank loans payable	513	472
Current portion of finance leases	103	118
Current portion of operating leases	1,361	1,218
Total current liabilities	10,879	11,929
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	1,054	1,272
Finance leases, net of current portion	43	119
Operating leases, net of current portion	1,698	1,934
Income taxes payable, net of current portion	255	137
Deferred tax liabilities	17	-
Other non-current liabilities	952	28
Total non-current liabilities	4,019	3,490
TOTAL LIABILITIES	$14,898	$15,419

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,076,680 and 4,071,680 shares issued outstanding as at March 31, 2023 and June 30, 2022, respectively	$12,769	$12,750
Paid-in capital	5,045	4,708
Accumulated retained earnings	10,601	9,219
Accumulated other comprehensive income-translation adjustments	1,806	1,197
Total Trio-Tech International shareholders’ equity	30,221	27,874
Non-controlling interest	255	128
TOTAL EQUITY	$30,476	$28,002
TOTAL LIABILITIES AND EQUITY	$45,374	$43,421

See notes to condensed consolidated financial statements

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2023	2022	2023	2022
Revenue
Manufacturing	$2,963	$3,097	$11,592	$10,187
Testing services	5,697	4,417	17,709	13,983
Distribution	1,179	3,620	4,855	8,038
Real estate	3	4	15	23
	9,842	11,138	34,171	32,231
Cost of Sales
Cost of manufactured products sold	2,451	2,530	8,825	7,838
Cost of testing services rendered	3,940	3,169	11,813	9,141
Cost of distribution	975	2,945	4,064	6,651
Cost of real estate	18	20	54	58
	7,384	8,664	24,756	23,688

Gross Margin	2,458	2,474	9,415	8,543

Operating Expenses:
General and administrative	2,248	2,378	6,472	6,305
Selling	160	146	526	449
Research and development	87	80	311	293
Loss on disposal of property, plant and equipment	-	-	7	-
Total operating expenses	2,495	2,604	7,316	7,047

(Loss) / Income from Operations	(37)	(130)	2,099	1,496

Other Income / (Expenses)
Interest expenses	(29)	(31)	(83)	(87)
Other income, net	123	127	59	669
Total other income / (expenses)	94	96	(24)	582

Income / (Loss) from Continuing Operations before Income Taxes	57	(34)	2,075	2,078

Income Tax Expenses	(8)	(170)	(474)	(503)

Income / (Loss) from Continuing Operations before Non-controlling Interest, Net of Tax	49	(204)	1,601	1,575

Discontinued Operations
Income / (loss) from discontinued operations, net of tax	5	-	(4)	5
NET INCOME / (LOSS)	54	(204)	1,597	1,580

Less: net income / (loss) attributable to non-controlling interest	61	(37)	215	(25)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(7)	$(167)	$1,382	$1,605

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / Income from continuing operations, net of tax	(10)	(167)	1,384	1,603
Income / (Loss) from discontinued operations, net of tax	3	-	(2)	2
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(7)	$(167)	$1,382	$1,605

Basic Earnings per Share:
Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$-	$(0.04)	$0.34	$0.40
Basic (loss) / earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic (Loss) / Earnings per Share from Net Income Attributable to Trio-Tech International	$-	$(0.04)	$0.34	$0.40

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$-	$(0.04)	$0.33	$0.38
Diluted (loss) / earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted (Loss) / Earnings per Share from Net Income Attributable to Trio-Tech International	$-	$(0.04)	$0.33	$0.38

Weighted average number of common shares outstanding
Basic	4,075	3,949	4,075	3,949
Dilutive effect of stock options	84	272	86	191
Number of shares used to compute earnings per share diluted	4,159	4,221	4,161	4,140

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2023	2022	2023	2022
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income / (loss)	$54	$(204)	$1,597	$1,580
Foreign currency translation, net of tax	166	16	521	(22)
Comprehensive Income / (Loss)	220	(188)	2,118	1,558
Less: comprehensive (loss) / income attributable to non- controlling interest	(85)	(46)	127	(40)
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$305	$(142)	$1,991	$1,598

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Nine months ended March 31, 2023

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2022	4,072	12,750	4,708	9,219	1,197	128	28,002
Stock option expenses	-	-	337	-	-	-	337
Net income	-	-	-	1,382	-	215	1,597
Exercise of stock option	5	19	-	-	-	-	19
Translation adjustment	-	-	-	-	609	(88)	521
Balance at Mar. 31, 2023	4,077	12,769	5,045	10,601	1,806	255	30,476

Nine months ended March 31, 2022

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2021	3,913	12,178	4,233	6,824	2,399	419	26,053
Stock option expenses	-	-	459	-	-	-	459
Net income / (loss)	-	-	-	1,605	-	(25)	1,580
Dividend declared by subsidiary	-	-	-	-	-	(122)	(122)
Exercise of stock option	116	429	-	-	-	-	429
Translation adjustment	-	-	-	-	(7)	(15)	(22)
Balance at Mar. 31, 2022	4,029	12,607	4,692	8,429	2,392	257	28,377

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$1,597	$1,580
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	3,641	2,263
Stock compensation	337	459
Addition of provision for obsolete inventories	49	25
Bad debt recovery, net of allowance charged	(15)	(61)
Accrued interest expense, net (accrued interest income)	(14)	85
Payment of interest portion of finance lease	(8)	(20)
Reversal of income tax provision	8	(18)
Warranty recovery, net	3	-
Deferred tax expenses / (benefit)	100	(7)
Repayment of operating lease	(1,008)	(801)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	613	(2,214)
Other receivables	129	(688)
Other assets	-	134
Inventories	64	(233)
Prepaid expenses and other current assets	442	(312)
Accounts payable and accrued expenses	(180)	242
Income taxes payable	(271)	145
Other non-current liabilities	924	-
Net Cash Provided by Operating Activities	$6,411	$579

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits	4,888	3,761
Investment in unrestricted term deposits	(4,990)	(2,079)
Additions to property, plant and equipment	(4,077)	(1,144)
Net Cash (Used in) / Provided by Investing Activities	(4,179)	538

Cash Flow from Financing Activities
Payment on lines of credit	(1,402)	(1,025)
Payment of bank loans	(359)	(322)
Payment of principal portion of finance leases	(92)	(168)
Dividends paid to non-controlling interest	-	(122)
Proceeds from exercising stock options	19	429
Proceeds from lines of credit	580	1,463
Proceeds from bank loans	176	255
Net Cash (Used in) / Provided by Financing Activities	(1,078)	510

Effect of Changes in Exchange Rate	417	9

Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,571	1,636
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9,376	7,577
Cash, Cash Equivalents, and Restricted Cash at End of Period	$10,947	$9,213

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$83	$84
Income taxes	$489	$342

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	8,430	7,478
Restricted Term-Deposits in Current Assets	755	-
Restricted Term-Deposits in Non-Current Assets	1,762	1,735
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$10,947	$9,213

See notes to condensed consolidated financial statements.

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposit of $755 is classified as current assets as it relates to short-term trade financing. On the other hand, restricted deposits of $1,762 is classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company”, or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States (“U.S.”). The Company also designs, develops, manufactures, and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the third quarter of the fiscal year ended June 30, 2023 (“Fiscal 2023”), TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland, and China as follows:

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

The results of operations for the nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2023.

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

Other new pronouncements issued but not yet effective until after March 31, 2023, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Mar. 31,	Jun. 30,
	2023	2022
	(Unaudited)

Short-term deposits	$5,669	$5,619
Currency translation effect on short-term deposits	34	(199)
Total short-term deposits	5,703	5,420
Restricted term deposits - Current	748	-
Currency translation effect on restricted term deposits	7	-
Total restricted term deposits - Current	755	-
Restricted term deposits - Non-Current	1,749	1,746
Currency translation effect on restricted term deposits	13	(68)
Total restricted term deposits - Non-Current	1,762	1,678
Total term deposits	$8,220	$7,098

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions and serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposit of $755 is classified as current assets as it relates to short-term trade financing. On the other hand, restricted deposits of $1,762 is classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.   TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believed the allowance for doubtful accounts as of March 31, 2023, and June 30, 2022, was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	Mar. 31,	Jun. 30,
	2023	2022
	(Unaudited)

Beginning	$243	$311
Additions charged to expenses	2	48
Recovered	(15)	(106)
Currency translation effect	(7)	(10)
Ending	$223	$243

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of March 31, 2023.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	291
Less: allowance for doubtful receivables		(2,000)	(291)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	728
Less: transfer – down-payment for purchase of investment property		(5,000)	(728)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $291 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China during year ended June 30, 2011. TTCQ did not generate other income from JiangHuai for the quarter ended March 31, 2023 or for Fiscal 2023. TTCQ is in the legal process of recovering the outstanding amount of approximately $291.

The long-term loan amounting to RMB 5,000, or approximately $728, arose from TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in JiaSheng’s projects (Project B-48 Phase 2) located in Chongqing City, China during the year ended June 30, 2011. The loan receivable was unsecured and repayable at the end of the term. During the year ended June 30, 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

6.  INVENTORIES

Inventories consisted of the following:

	Mar. 31, 2023	Jun. 30, 2022
	(Unaudited)

Raw materials	$1,356	$1,764
Work in progress	836	683
Finished goods	727	238
Less: provision for obsolete inventories	(743)	(674)
Currency translation effect	148	247
	$2,324	$2,258

The following table represents the changes in provision for obsolete inventories:

	Mar. 31, 2023	Jun. 30, 2022
	(Unaudited)

Beginning	$674	$679
Additions charged to expenses	60	17
Usage – disposition	(11)	(34)
Currency translation effect	20	12
Ending	$743	$674

7.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2023. The exchange rate is based on the market rate as of March 31, 2023.

	Investment Date / Reclassification	Investment Amount	Investment Amount
	Date	(RMB)	(U.S. Dollars)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(125)
Gross investment in rental property		9,649	1,404

Accumulated depreciation on rental property	Mar 31, 2023	(7,884)	(1,153)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(6,091)	(886)
Net investment in property – China		3,558	517

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

Rental Property I - MaoYe Property

In the fiscal year ended June 30, 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, or approximately $894. During the year ended June 30, 2019, the Company sold thirteen of the fifteen units constituting the MaoYe Property. Management has decided not to sell the remaining two units of MaoYe properties in the near future, due to current conditions of the property market in China. A new tenancy agreement has been secured for the property during the quarter and will be effective from February 1, 2023 for a period of 4 years at a monthly rate of RMB15, or approximately $2. Pursuant to the agreement, monthly rental will increase by 5% each year from the third year onwards.

Property purchased from MaoYe generated a rental income of $nil and $8 during the three and nine months ended March 31, 2023, as compared to $nil and $4 for the same period in Fiscal 2022.

Depreciation expense for MaoYe was $4 and $12 during the three and nine months ended March 31, 2023, as compared to $4 and $12 for the same period in Fiscal 2022.

Rental Property II - JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. As of March 31, 2023, TTCQ had not received the title deed for properties purchased from JiangHuai. While the above is not expected to affect the property’s market value, the COVID-19 pandemic and current economic situation is likely to cause delays in court to consummate the execution of the sale.

Property purchased from JiangHuai did not generate any rental income for the three and nine months ended March 31, 2023 and 2022.

Depreciation expense for JiangHuai was $7 and $20 during the three and nine months ended March 31, 2023, as compared to $7 and $21 for the same period in Fiscal 2022.

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

In August 2022, TTCQ signed a new tenancy agreement for one of the two commercial properties for a period of 1 year at a monthly rate of RMB6, or approximately $1. TTCQ is actively searching for tenants to occupy the other commercial property, which is vacant as of the date of this Report.

Properties purchased from FuLi generated a rental income of $3 and $7 during the three and nine months ended March 31, 2023, as compared to $4 and $19 for the same period in Fiscal 2022.

Depreciation expense for FuLi was $7 and $22 during the three and nine months ended March 31, 2023, as compared to $8 and $23 for the same period in Fiscal 2022.

Summary

Total rental income for all investment properties in China was $3 and $15 during the three and nine months ended March 31, 2023, as compared to $4 and $23 for the same period in Fiscal 2022.

Depreciation expenses for all investment properties in China were $18 and $54 during the three and nine months ended March 31, 2023, as compared to $19 and $54 for the same period in Fiscal 2022.

8.   OTHER ASSETS

Other assets consisted of the following:

	Mar. 31,	Jun. 30,
	2023	2022
	(Unaudited)
Down payment for purchase of investment properties *	$-	$-
Deposits for rental and utilities and others	243	142
Currency translation effect	(11)	(5)
Total	$232	$137

*Down payment for purchase of investment properties included:

	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	728
Interest Receivable	1,250	182
Less: Impairment of Interest	(906)	(132)
Transferred to Down Payment (Note *b)	5,344	778
* Down Payment for Purchase of Investment Properties	10,207	1,486
Add: Effect of foreign currency exchange	-	94
Less: Provision of Impairment loss on other assets	(10,207)	(1,580)
* Down Payment for Purchase of Investment Properties	$-	$-

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

b)

Amounts of RMB 5,000, or approximately $728, as disclosed in Note 5, plus the interest receivable on long-term loan receivable of RMB 1,250, or approximately $182, and impairment on interest of RMB 906, or approximately $132.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in the Project. The initial targeted date of completion was in the fiscal year ended June 30, 2017. However, the progress has been delayed as the developer is currently undergoing asset reorganization process, to re-negotiate with their creditors to complete the project.

During the fourth quarter of Fiscal 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Project in Chongqing, China. The Company recorded a non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies, together with effects of the ongoing pandemic. The local court is verifying the documents due to the sizable number of creditors as of March 31, 2023.

9. LINES OF CREDIT

Carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of March 31, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest			Credit	Unused
Facility	Facility	Rate			Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85%	to	5.5%	$3,991	$3,781
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85%	to	5.5%	$1,883	$1,486
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit Bank guarantee	Cost of Funds Rate +2% 0.15% per month			$485	$341

As of June 30, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest			Credit	Unused
Facility	Facility	Rate			Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85%	to	5.5%	$4,090	$3,651
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85%	to	5.5%	$1,076	$586
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%			$338	$338

10.  ACCRUED EXPENSE

Accrued expense consisted of the following:

	Mar. 31,	Jun. 30,
	2023	2022
	(Unaudited)

Payroll and related costs	$1,850	$2,158
Commissions	158	116
Legal and audit	293	320
Sales tax	156	531
Utilities	200	273
Warranty	24	16
Accrued purchase of materials and property, plant and equipment	1,694	905
Provision for reinstatement	298	308
Contract liabilities	1,501	988
Other accrued expense	216	581
Currency translation effect	180	(192)
Total	$6,570	$6,004

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

	Mar. 31,	Jun. 30,
	2023	2022
	(Unaudited)

Beginning	$16	$14
Additions charged to cost and expense	27	7
Utilisation / Reversal	(20)	(4)
Currency translation effect	1	-1
Ending	$24	$16

12.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Mar. 31,	Jun. 30,
	2023	2022
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2% (4.6% and 3.791% at March 31, 2023 and June 30, 2022) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,355 and $2,372 as at March 31, 2023 and June 30, 2022.	$1,117	$1,392
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	99	128
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	191	224
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	160	-
Total bank loans payable	$1,567	$1,744

Current portion of bank loans payable	517	503
Currency translation effect on current portion of bank loans	(4)	(31)
Current portion of bank loans payable	513	472
Long-term portion of bank loans payable	1,059	1,357
Currency translation effect on long-term portion of bank loans	(5)	(85)
Long-term portion of bank loans payable	$1,054	1,272

Future minimum payments (excluding interest) as of March 31, 2023, were as follows:

Remainder of Fiscal 2023	$126
2024	509
2025	280
2026	247
2027	228
Thereafter	177
Total obligations and commitments	$1,567

Future minimum payments (excluding interest) as of June 30, 2022, were as follows:

2023	$472
2024	481
2025	246
2026	214
2027	190
Thereafter	141
Total obligations and commitments	$1,744

13.   COMMITMENTS AND CONTINGENCIES

Deposits with banks are not fully insured by the local government or agency and are consequently exposed to risk of loss. The Company believes that the probability of bank failure, causing loss to the Company, is remote.

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

All intersegment sales were sales from the manufacturing segment to the testing and distribution segment. Total intersegment sales were $64 and $733 for the three and nine months ended March 31, 2023, as compared to $232 and $1,052 for the same period in fiscal 2022. Corporate assets consisted primarily of cash and prepaid expenses. Corporate expenses consisted primarily of stock option expense, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a predetermined fixed amount calculated based on the annual budgeted sales, except the Malaysia operation, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment Information is unaudited for the nine months ended March 31, 2023, and March 31, 2022:

Business Segment Information:

	Nine Months		Operating
	Ended		Income /	Total	Depr. And	Capital
	Mar. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2023	$11,592	$373	$15,056	$365	$18
	2022	$10,187	$108	$14,204	$318	$103

Testing Services	2023	17,709	1,445	26,522	3,218	4,033
	2022	13,983	999	24,030	1,884	1,040

Distribution	2023	4,855	633	1,283	-	-
	2022	8,038	1,107	1,601	-	-

Real Estate	2023	15	(76)	1,872	58	-
	2022	23	(86)	1,730	61	1

Corporate & Unallocated	2023	-	(276)	641	-	26
	2022	-	(632)	238	-	-

Total Company	2023	$34,171	$2,099	$45,374	$3,641	$4,077
	2022	$32,231	$1,496	$41,803	$2,263	$1,144

The following segment Information is unaudited for the three months ended March 31, 2023, and March 31, 2022:

Business Segment Information:

	Three Months		Operating
	Ended		Income /	Total	Depr. And	Capital
	Mar. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2023	$2,963	$(104)	$15,056	$135	$3
	2022	$3,097	$(145)	$14,204	$110	$8

Testing Services	2023	5,697	37	26,522	1,343	66
	2022	4,417	(124)	24,030	633	341

Distribution	2023	1,179	151	1,283	-	-
	2022	3,620	576	1,601	(2)	-

Real Estate	2023	3	(34)	1,872	20	-
	2022	4	(35)	1,730	20	-

Corporate & Unallocated	2023	-	(87)	641	-	14
	2022	-	(402)	238	-	-

Total Company	2023	$9,842	$(37)	$45,374	$1,498	$83
	2022	$11,138	(130)	41,803	761	349

15. OTHER INCOME

Other income consisted of the following:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2023	2022	2023	2022
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	$49	$13	$104	$51
Other rental income	30	30	85	88
Exchange gain / (loss)	(47)	(9)	(326)	(13)
Bad debt recovery	-	-	-	104
Commission income	-	-	-	200
Government grant	83	62	108	160
Other miscellaneous income	8	31	88	79
Total	$123	$127	$59	$669

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

Due to the enactment of the Tax Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $Nil and $83 for three and nine months ended March 31, 2023, as compared to $Nil for the same period in fiscal 2022.

The Company's income tax expense was $8 and $474 for three and nine months ended March 31, 2023, as compared to $170 and $503 for the same period in Fiscal 2022. Our effective tax rate (“ETR”) from continuing operations was 14% and 500% for the quarters ended March 31, 2023 and March 31, 2022, respectively. The decrease in income tax expense and effective tax rate was due to the following:

1.	A $81 reduction relating to GILTI tax provisions pursuant to final tax filings for Fiscal 2022.
2.	Tax expense for three months ending March 31, 2022 included additional tax arising from tax assessments of prior periods.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at March 31, 2023.

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

Distribution

The Company distributes complementary products made by manufacturers around the world. The Company recognizes revenue from product sales at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether control has transferred by considering several indicators discussed above. The Company recognizes the revenue at a point in time, generally upon shipment or delivery of the products to the customer or distributors, depending upon terms of the sales order.

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

The following table is the reconciliation of contract balances.

	Mar. 31,	Jun. 30,
	2023	2022
	(Unaudited)

Trade Accounts Receivable	$11,004	$11,592
Accounts Payable	1,835	2,401
Contract Liabilities	1,501	988

Remaining Performance Obligation

As at March 31, 2023, the Company had $170 of remaining performance obligations, which represents our obligation to deliver products and services within two years.

As at June 30, 2022, the Company had $326 of remaining performance obligations, which represents our obligation to deliver products and services.

18.  EARNINGS PER SHARE

Options to purchase 656,375 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of March 31, 2023. 285,500 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2023, because they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

(Loss) / Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(10)	$(167)	$1,384	$1,603
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	3	-	(2)	2
Net (loss) / income attributable to Trio-Tech International Common Shareholders	$(7)	$(167)	$1,382	$1,605

Weighted average number of common shares outstanding - basic	4,075	3,949	4,075	3,949

Dilutive effect of stock options	84	272	86	191
Number of shares used to compute earnings per share - diluted	4,159	4,221	4,161	4,140

Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$-	(0.04)	0.34	0.40
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic (loss) / earnings per share from net income attributable to Trio-Tech International	$-	$(0.04)	$0.34	$0.40

Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$-	(0.04)	0.33	0.38
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted (loss) / earnings per share from net income attributable to Trio-Tech International	$-	$(0.04)	$0.33	$0.38

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

●	A risk-free interest rate varying from 0.11% to 4.17% (2022: 0.11% to 2.35%);
●	No expected dividend payments and;
●	Expected volatility of 47.3% to 73.85% (2022: 45.38% to 55.59%).

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

During the third quarter of Fiscal 2023, 40,000 stock options were granted under the 2017 Employee Plan. There were 5,000 stock options exercised during the nine-month period ended March 31, 2023. The Company recognized $70 and $124 in stock-based compensation expense during the three and nine months ended March 31, 2023.

During the third quarter of Fiscal 2022, there were 40,500 stock options granted under the 2017 Employee Plan. There were 41,125 stock options exercised during the nine-month period ended March 31, 2022. The Company recognized $84 and $106 in stock-based compensation expenses during the three and nine months ended March 31, 2022.

As of March 31, 2023, there were vested stock options granted under the 2017 Employee Plan covering a total of 134,625 shares of Common Stock. The weighted-average exercise price was $4.49 and the weighted average remaining contractual term was 2.52 years.

As of March 31, 2022, there were vested stock options granted under the 2017 Employee Plan covering a total of 170,500 shares of Common Stock. The weighted-average exercise price was $4.81 and the weighted average remaining contractual term was 2.24 years.

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2023, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	236,375	$5.21	2.61	$87
Granted	65,000	4.84	-	-
Exercised	(5,000)	3.75	-	-
Forfeited or expired	(80,000)	-	-	-
Outstanding at March 31, 2023	216,375	$4.89	3.17	$117
Exercisable at March 31, 2023	134,625	$4.49	2.52	$109

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2023, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2022	75,875	$5.98
Granted	65,000	4.77
Vested	(49,125)	-
Forfeited	(10,000)	-
Non-vested at March 31, 2023	81,750	$5.53

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2022, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2021	267,000	$4.21	3.22	$290
Granted	40,500	-	-	-
Exercised	(41,125)	2.86	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	266,375	$4.96	2.80	$621
Exercisable at March 31, 2022	170,500	$4.81	2.24	$415

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2022, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2021	102,250	$2.29
Granted	40,500	-
Vested	(46,875)	-
Forfeited	-	-
Non-vested at March 31, 2022	95,875	$2.29

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

There were no options exercised during the nine months ended March 31, 2023, and March 31, 2022. The Company did not recognize any stock-based compensation expense during the nine months ended March 31, 2023, and March 31, 2022.

As of July 1, 2022 and March 31, 2023, there were no vested or unvested stock options outstanding under the 2007 Employee Plan.

As of March 31, 2022, there were no vested or unvested stock options granted under the 2007 Employee Plan.

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

During the third quarter of Fiscal 2023, the Company granted options to purchase 100,000 shares of its Common Stock pursuant to the 2017 Directors Plan. There were no stock options exercised during the nine months ended March 31, 2023. The Company recognized $213 stock-based compensation expense during the three and nine months ended March 31, 2023.

During the third quarter of Fiscal 2022, the Company granted options to purchase 100,000 shares of its Common Stock pursuant to the 2017 Directors Plan. There were no stock options exercised during the nine months ended March 31, 2022. The Company recognized $353 stock-based compensation expenses during the three and nine months ended March 31, 2022.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of March 31, 2023, and March 31, 2022.

As of March 31, 2023, there were vested stock options granted under the 2017 Directors Plan covering a total of 440,000 shares of Common Stock. The weighted average exercise price was $4.80 and the weighted average remaining contractual term was 2.68 years.

As of March 31, 2022, there were vested stock options granted under the 2017 Directors Plan covering a total of 420,000 shares of Common Stock. The weighted-average exercise price was $5.10 and the weighted average remaining contractual term was 3.10 years.

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2023, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	420,000	$5.10	2.85	$228
Granted	100,000	4.51		-
Exercised	-	-	-	-
Forfeited or expired	(80,000)	5.98	-	-
Outstanding at March 31, 2023	440,000	$4.80	$2.68	$303
Exercisable at March 31, 2023	440,000	$4.80	$2.68	$303

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2022, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2021	320,000	$4.27	3.22	$340
Granted	100,000	7.76	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	420,000	5.10	0.60	942
Exercisable at March 31, 2022	420,000	5.10	3.07	942

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

There were no stock options exercised during the nine months ended March 31, 2023. The Company did not recognize any stock-based compensation expense during the nine months ended March 31, 2023.

50,000 stock options were exercised during the nine months ended March 31, 2022. The Company did not recognize any stock-based compensation expenses during the nine months ended March 31, 2022.

As of March 31, 2023 and March 31, 2022, there were no vested stock options granted under the 2007 Directors Plan.

A summary of option activities under the 2007 Directors Plan during the nine months ended March 31, 2022 is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2021	50,000	$4.14	0.75	$45
Granted	-	-	-	-
Exercised	(50,000)	4.14	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	-	$-	-	$-
Exercisable at March 31, 2022	-	$-	-	$-

20.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of twenty years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases were $54 and $58 for the nine months ended March 31, 2023 and March 31, 2022, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2023 to the fiscal year ended June 30, 2027 (“Fiscal 2027”) on non-cancelable operating leases is contractually due as follows as of March 31, 2023:

Remainder of Fiscal 2023	$36
Fiscal 2024	141
Fiscal 2025	141
Fiscal 2026	46
Fiscal 2027	16
$380

Future minimum rental income in China and Thailand to be received from Fiscal 2023 to Fiscal 2027 on non-cancelable operating leases is contractually due as follows as of June 30, 2022:

2023	$6
2024	27
2025	28
2026	29
2027	10
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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of four units of chiller systems are as follows:

Components of Lease Balances	Mar. 31,
2023
Assets
Gross financial sales receivable	$23
Unearned finance income	(1)
Financed sales receivable	$22

Net financed sales receivables due within one year	$22
Net financed sales receivables due after one year	$-

As of March 31, 2023, the financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 1 year.

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

	Mar. 31,	Jun. 30,
	2023	2022
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,749	$1,727
Accumulated depreciation	(1,214)	(1,179)
Plant and Equipment, Net	$535	$548

Current portion of finance leases	$103	$118
Net of current portion of finance leases	43	119
Total Finance Lease Liabilities	$146	$237

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets	$3,059	$3,152
Operating lease right-of-use assets, Net	$3,059	$3,152
Current portion of operating leases	1,361	1,218
Net of current portion of operating leases	1,698	1,934
Total Operating Lease Liabilities	$3,059	$3,152

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$2	$9	$8	$20
Amortization of right-of-use assets	46	60	138	150
Total finance lease cost	48	69	146	170

Operating Lease Costs	$384	$331	$1,133	$801

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(8)	$(20)
Operating cash flows from operating leases	(1,008)	(801)
Finance cash flows from finance leases	(92)	(168)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	932	132

Weighted-Average Remaining Lease Term:
Finance leases	1.59	3.62
Operating leases	2.58	3.23
Weighted-Average Discount Rate:
Finance leases	3.22%	3.60%
Operating leases	5.68%	4.83%

As of March 31, 2023, the maturities of the Company’s operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of Fiscal 2023	$449	$27
2024	1,376	105
2025	876	21
2026	531	-
Thereafter	67	-
Total future minimum lease payments	$3,299	$153
Less: amount representing interest	(240)	(7)
Present value of net minimum lease payments	$3,059	$146

Presentation on statement of financial position
Current	1,361	103
Non-Current	1,698	43

As of June 30, 2022, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2023	$1,357	$129
2024	1,032	104
2025	554	20
2026	423	-
Thereafter	69	-
Total future minimum lease payments	$3,435	$253
Less: amount representing interest	(283)	(16)
Present value of net minimum lease payments	$3,152	$237

Presentation on statement of financial position
Current	1,218	118
Non-Current	1,934	119

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the nine months ended March 31, 2023 and 2022.

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

22. CONCENTRATION OF CUSTOMERS

The Company had two major customers mainly contributed to manufacturing and testing segments that accounted for the following revenue and trade account receivables:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
Revenue
- Customer A	34.0%	41.5%
- Customer B	14.0%	5.5%
- Customer C	11.2%	19.4%
Trade Account Receivables
- Customer A	35.8%	36.4%
- Customer B	19.2%	6.0%
- Customer C	7.8%	26.4%

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

The Company is a provider of reliability test equipment and services to the semiconductor industry. Our customers rely on us to verify that their semiconductor components meet or exceed the rigorous reliability standards demanded for automotive electronics, industrial electronics, computing and data storage, consumer electronics, and communication markets. We act as a global one-stop solution for our customers by designing and building reliability test solutions, and offering comprehensive testing services through our testing laboratories in Asia and the United States (“U.S.”).

During the nine months ended March 31, 2023, TTI generated approximately 100% of its revenue from its three core business segments in the test and measurement industry, i.e., manufacturing of test equipment (“Manufacturing”), testing services (“Testing”) and distribution of test equipment and electronic components (“Distribution”).

Manufacturing

TTI develops and manufactures an extensive range of test equipment used in the “front-end” and the “back-end” manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature-controlled chucks, and more. We also act as an extended development team of Integrated Device Manufacturers (IDMs) and Fabless semiconductor companies in the testing processes with our expert technical skills, especially in the New Product Introduction (NPI) process.

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia and the United States (“U.S.”). Our customers include both manufacturers and end users of semiconductors and electronic components who look to us when they decide to outsource their testing process. We also support the asset-light strategy of our customers by setting up test facilities and providing component level, package level and system level testing services with expert technology that improves the productivity of our customers. The independent tests are performed to industry and customer specific standards.

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers around the world. The products include environmental chambers, mechanical shock & vibration testers, and other semiconductor equipment. Besides equipment, we also distribute a wide range of components such as connectors, sockets, cables, LCD display and touch screen panels. We act as value-added resellers by enhancing the value of the distributed products by customizing them to the needs of our customers through our expert engineering, integration, and sub-assembly services. We also support our customers as their extended research & development arm in product designing, by leveraging the expert skills of our component engineers and design engineers.

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

Third Quarter Fiscal Year 2023 Highlights

●

Total revenue decreased by $1,296, or 11.6%, to $9,842 in the third quarter of our fiscal year ending June 30, 2023 (“Fiscal 2023”), compared to $11,138 for the same period in the fiscal year ended June 30, 2022 (“Fiscal 2022”).

●	Manufacturing segment revenue decreased by $134, or 4.3%, to $2,963 in the third quarter of Fiscal 2023, compared to $3,097 for the same period in Fiscal 2022.
●	Testing segment revenue increased by $1,280, or 29.0%, to $5,697 in the third quarter of Fiscal 2023, compared to $4,417 for the same period in Fiscal 2022.
●	Distribution segment revenue decreased by $2,441, or 67.4%, to $1,179 in the third quarter of Fiscal 2023, compared to $3,620 for the same period in Fiscal 2022.
●	Real estate segment rental revenue decreased by $1, or 25%, to $3 in the third quarter of Fiscal 2023, compared to $4 for the same period in Fiscal 2022.
●	The overall gross profit decreased by $16, or 0.6%, to $2,458 in the third quarter of Fiscal 2023, from 2,474 for the same period in Fiscal 2022.
●	General and administrative expense decreased by $130, or 5.5%, to $2,248 in the third quarter of Fiscal 2023, from $2,378 for the same period in Fiscal 2022.
●	Selling expense increased by increased by $14, or 9.6%, to $160 in the third quarter of Fiscal 2023, from $146 for the same period in Fiscal 2022.
●	Other income decreased by $4, or 3.1%, to $123 in the third quarter of Fiscal 2023, from other income of $127 for the same period in Fiscal 2022.
●	Loss from operations was $37 for the third quarter of Fiscal 2023, a decrease of $93 as compared to loss from operations of $130 for the same period in Fiscal 2022.
●	Income tax expense was $8 for the third quarter of Fiscal 2023, a decrease of $162 as compared to $170 in the same period in Fiscal 2022.
●

During the third quarter of Fiscal 2023, income from continuing operations before non-controlling interest, net of tax was $49, as compared to loss from continuing operations before non-controlling interest of $204 for the same period in Fiscal 2022.

●

Net income attributable to non-controlling interest for the second quarter of Fiscal 2023 was $61, an increase of $98 as compared to net loss attributable to non-controlling interest of $37 in the same period in Fiscal 2022.

●	Basic earnings per share for the third quarter of Fiscal 2023 was $Nil, as compared to loss per share of $0.04 for the same period in Fiscal 2022.
●	Diluted earnings per share for the third quarter of Fiscal 2023 was $Nil, as compared to loss per share of $0.04 for the same period in Fiscal 2022.
●	Total assets increased by $1,953 to $45,374 as of March 31, 2023, compared to $43,421 as of June 30, 2022.
●	Total liabilities decreased by $521 to $14,898 as of March 31, 2023, compared to $15,419 as of June 30, 2022.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three and nine months ended March 31, 2023 and 2022.

Revenue Components	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Manufacturing	30.1%	27.8%	33.9%	31.6%
Testing Services	57.9%	39.6%	51.8%	43.4%
Distribution	12.0%	32.5%	14.2%	24.9%
Real Estate	0.0%	0.1%	0.0%	0.1%

Total	100.0. %	100.0%	100.0%	100.0%

Revenue for the three and nine months ended March 31, 2023, was $9,842 and $34,171, respectively, a decrease of $1,296 and an increase of $1,940, respectively, when compared to the revenue for the same period of Fiscal 2022. As a percentage, revenue decreased by 11.6% and increased by 6 % for the three and nine months ended March 31, 2023, when compared to revenue for the same period of Fiscal 2022.

For the three months ended March 31, 2023, there was an increase in revenue in the Testing segment when compared to the same period of Fiscal 2022. The Manufacturing and Distribution segment’s revenue decreased compared to the same period of Fiscal 2022. For the nine months ended March 31, 2023, there was an increase in revenue in the Manufacturing and Testing segments when compared to the same period of Fiscal 2022. The Distribution segment’s revenue decreased compared to the same period of Fiscal 2022.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S. decreased by $1,208 (or 11%), to $9,719 and increased by $1,970 (or 6.3%) to $33,232 for the three and nine months ended March 31, 2023, respectively, as compared with $10,927 and $31,262 for the same period of Fiscal 2022, respectively.

Total revenue into and within the U.S. was $123 and $937 for the three and nine months ended March 31, 2023, respectively, a decrease of $99 and $51 from $222 and $988 for the same periods of Fiscal 2022, respectively.

Revenue within our four current segments for the three and nine months ended March 31, 2023, is discussed below.

Manufacturing Segment

Revenue in the Manufacturing segment as a percentage of total revenue was 30.1% and 33.9% for the three and nine months ended March 31, 2023, respectively, an increase of 2.3% of total revenue when compared to 27.8% and 31.6% in the same period of Fiscal 2022. The absolute amount of revenue decreased by $134 to $2,963 from $3,097 for three months ended March 31, 2023 due to decrease in burn-in-board sales in Singapore operation. On the other hand, the absolute amount of revenue increased by $1,405 to $11,592 from $10,187 for the nine months ended March 31, 2023 mainly attributed to increased board and system sales in the first half of Fiscal 2023 compared to the same period of Fiscal 2022.

Revenue in the Manufacturing segment from one customer accounted for 44.6% and 55.8% of our total revenue in the Manufacturing segment for the three months ended March 31, 2023, and 2022, respectively, and 32.4% and 46.2% of our total revenue in the Manufacturing segment for the nine months ended March 31, 2023, and 2022, respectively.

Testing Services Segment

The Testing segment's revenue was 57.9% for the three months ended March 31, 2023, representing an increase of 18.3%, compared to 39.6% for the same period of Fiscal 2022. Revenue in the Testing segment was 51.8% as a percentage of total revenue for the nine months ended March 31, 2023, an increase of 8.4% compared to the same period of Fiscal 2022. The absolute amount of revenue increased by $1,280 to $5,697 and increased by $3,726 to $17,709 from $4,417 and $13,983 for the three and nine months ended March 31, 2023, respectively, as compared to the same periods of Fiscal 2022. The increase is mainly attributed to the new subsidiary in China which was not yet operational in the same period of Fiscal 2022. The increase was partially offset by a drop in volume in other test plants due to the lower demand resulting from weakening of global semiconductor industry.

The revenue in the Testing segment from one customer accounted for 41.6% and 59.5% of our revenue in the Testing segment for the three months ended March 31, 2023 and 2022, respectively, and 44.3% and 62.1% of our total revenue in the Testing segment for the nine months ended March 31, 2023 and 2022, respectively. The future revenue in the Testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the Distribution segment was 12.0% and 14.2% as a percentage of total revenue for the three and nine months ended March 31, 2023, respectively, a decrease of 20.5% and 10.7%, compared to the same period of Fiscal 2022. The absolute amount of revenue decreased by $2,441 to $1,179 and by $3,183 to $4,855 from $3,620 and $8,038 for the three and nine months ended March 31, 2023, respectively, compared to the same period of Fiscal 2022. The decrease is mainly due to inventory adjustments made by our end customers who are currently carrying excess inventory, due to which demand is weak and deliveries are being pushed out to next fiscal year.

The revenue in the Distribution segment from one customer accounted for 66.8% and 82.2% of our revenue in the Distribution segment for the three months ended March 31, 2023 and 2022, respectively, and 78.7% and 77.9% of our total revenue in the Distribution segment for the nine months ended March 31, 2023 and 2022, respectively. Demand for the Distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts.  Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The Real Estate segment revenue decreased to $3 and $15 from $4 and $23 for the three and nine months ended March 31, 2023, compared to the same period of Fiscal 2022.

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

As of March 2023, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to the COVID-19 pandemic, supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

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

Comparison of the Three Months Ended March 31, 2023, and March 31, 2022

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2023 and 2022 respectively:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	75.0%	77.8%
Gross Margin	25.0%	22.2%
Operating expense
General and administrative	22.8%	21.4%
Selling	1.6%	1.3%
Research and development	0.9%	0.7%
Total operating expense	25.3%	23.4%
Income from Operations	(0.3)%	(1.2)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 2.8% to 25% for the three months ended March 31, 2023, from 22.2% for the same period of Fiscal 2022. Gross profits decreased by $14 to $2,458 for the three months ended March 31, 2023, from $2,474 for the same period in Fiscal 2022.

Gross profit margin as a percentage of revenue in the Manufacturing segment decreased by 1.0% to 17.3% for the three months ended March 31, 2023, as compared to 18.3% for the same period in Fiscal 2022. Gross profits in the Manufacturing segment decreased by $55 to $512 for the three months ended March 31, 2023, from $567 for the same period in Fiscal 2022. The decrease in gross profit margin was primarily due to a lower sales for the three months ended March 31, 2023 compared to the same period of Fiscal 2022.

Gross profit margin as a percentage of revenue in the Testing segment increased by 2.5% to 30.8% for the three months ended March 31, 2023, compared to 28.3% in the same period of Fiscal 2022. The increase in gross profit margin percentage was mainly due to higher proportion of high-margin services coupled with effective cost control measures, mainly in Malaysia, China, and Thailand operations. In absolute dollar amounts, gross profit in the testing segment increased by $519 to $1,757 for the three months ended March 31, 2023, from $1,248 for the same period of Fiscal 2022.

Gross profit margin of the Distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of fluctuations in market demand. Gross profit margin as a percentage of revenue in the Distribution segment decreased by 1.3% to 17.3% for the three months ended March 31, 2023, from 18.6% in the same period of Fiscal 2022.  Gross profit in the Distribution segment for the three months ended March 31, 2023, was $204, a decrease of $472, compared to $675 in the same period of Fiscal 2022. The decrease in gross profit was primarily due to a lower sales for the three months ended March 31, 2023 compared to the same period of Fiscal 2022, due to inventory adjustments by customers.

For the three months ended March 31, 2023, gross loss in the Real Estate segment was $15, as compared to $16 for the same period of Fiscal 2022.

Operating Expense

Operating expense for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
General and administrative	$2,248	$2,378
Selling	160	146
Research and development	87	80
Gain on disposal of property, plant and equipment	-	-
Total	$2,495	$2,604

General and administrative expense decreased by $130 or 5.5%, from $2,378 to $2,248 for the three months ended March 31, 2023, compared to the same period of Fiscal 2022. The decrease in general and administrative expense was mainly attributable to the decrease in stock compensation costs and effective cost control in China operations.

Selling expense increased by $14 or 9.6%, from $146 to $160 for the three months ended March 31, 2023, compared to the same period of Fiscal 2022. The increase in selling expense was primarily attributable to an increase in commission costs in the Manufacturing segment of the Singapore operations as a result of an increase in commissionable revenue, and an increase in travel costs due to increased business travel in the third quarter of Fiscal 2023, compared to the same quarter of Fiscal 2022.

Loss from Operations

Loss from operations was $37 for the three months ended March 31, 2023, a decrease of $93, compared to loss of $130 from operations for the same period of Fiscal 2022. This was mainly due to a decrease in general and administrative expenses.

Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Interest expense	$29	$31

Interest expense was $29 for the three months ended March 31, 2023, a decrease of $2, or 6.4%, compared to $31 for the same period of Fiscal 2022. As of March 31, 2023, the Company had an unused line of credit of $5,806 as compared to $5,158 at March 31, 2022.

Other Income

Other income for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)

Interest income	$49	$13
Other rental income	30	30
Exchange loss	(47)	(9)
Government grant	83	62
Other miscellaneous income	8	31
Total	$123	$127

Other income decreased marginally by $4 from $127 to other expenses of $123 for the three months ended March 31, 2023 compared to the same period in Fiscal 2022. The decrease was mainly contributed by a negative foreign currency impact in the third quarter of Fiscal 2023, partially offset by an increase in interest income compared to the same period in Fiscal 2022.

Income Tax Expense

The Company's income tax expense was $8 and $170 for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily due to tax provision adjustments made pursuant to tax filings for Fiscal 2022.

Non-controlling Interest

As of March 31, 2023, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-Tech JiangSu Co. Ltd. The share of non-controlling interest in the net profit from the subsidiaries for the three months ended March 31, 2023 was $61, an increase of $98 compared to the share of non-controlling interest in the net loss from the subsidiaries of $37 for the same period of Fiscal 2022. The increase in the net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the China operation.

Net Loss Attributable to Trio-Tech International Common Shareholders

Net loss attributable to Trio-Tech International common shareholders for the three months ended March 31, 2023, was $7, a change of $160, compared to a net loss of $167 for the same period in Fiscal 2022.

Earnings / (Losses) per Share

Basic earnings per share from continuing operations were $nil for the three months ended March 31, 2023, compared to basic losses per share from continuing operations of $0.04 for the same period in Fiscal 2022. Basic earnings per share from discontinued operations were $nil for both the three months ended March 31, 2023, and 2022.

Diluted earnings per share from continuing operations were $nil for the three months ended March 31, 2023, as compared to diluted losses per share from continuing operations of $0.04 for the same period in Fiscal 2022. Diluted earnings per share from discontinued operations were $nil for both the three months ended March 31, 2023, and 2022.

Segment Information

The revenue, gross margin and income or loss from operations for each segment during the third quarter of Fiscal 2023 and Fiscal 2022 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income or loss from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and loss from operations for the Manufacturing segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$2,963	$3,097
Gross margin	17.3%	18.3%
Loss from operations	$(104)	$(145)

Loss from operations from the Manufacturing segment was $104 compared to loss from operations of $145 in the same period of Fiscal 2022, primarily due to decrease in operating expense of $97. Operating expense for the Manufacturing segment were $615 and $712 for the three months ended March 31, 2023 and 2022, respectively. The decrease in operating expense was mainly due to a decrease of $216 in corporate overhead expense partially offset by an increase in general and administrative and selling expenses.

Testing Segment

The revenue, gross margin and income / (loss) from operations for the Testing segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$5,697	$4,417
Gross margin	30.8%	28.3%
Income / (Loss) from operations	$37	$(124)

Income from operations in the Testing segment for the three months ended March 31, 2023 was $37 compared to loss from operations of $124 in the same period of Fiscal 2022. It was mainly attributable to an increase in revenue coupled with effective cost control. Operating expense was $1,720 and $1,372 for the three months ended March 31, 2023 and 2022, respectively. The increase of $348 in operating expenses was due to increase in general and administrative expenses and corporate expenses mainly relating to the new subsidiary in China, while offset by decrease in selling expenses.

Distribution Segment

The revenue, gross margin and income from operations for the Distribution segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$1,179	$3,620
Gross margin	17.3%	18.6%
Income from operations	$151	$576

Income from operations in the Distribution segment for three months ended March 31, 2023 was $151, compared to $576 for the same period of Fiscal 2022. The decrease of $425 was mainly due to lower sales. Operating expense were $53 and $99 for the three months ended March 31, 2023 and 2022, respectively.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$3	$4
Gross margin	(500)%	(400)%
Loss from operations	$(34)	$(35)

Loss from operations in the Real Estate segment was $34 for the three months ended March 31, 2023 compared to $35 for the same period of Fiscal 2022. Operating expense was $19 for the three months ended March 31, 2023 and 2022.

Corporate

The loss from operations for Corporate for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Loss from operations	$(87)	$(402)

Corporate operating loss was $87 for the three months ended March 31, 2023, compared to loss of $402 in the same period of Fiscal 2022.

Comparison of the Nine Months Ended March 31, 2023 and March 31, 2022

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2023 and 2022, respectively:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	72.4	73.5
Gross Margin	27.6%	26.5%
Operating expenses:
General and administrative	18.9%	19.6%
Selling	1.5	1.4
Research and development	0.9	0.9
Total operating expenses	21.3%	21.9%
Income from Operations	6.3%	4.6%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased marginally by 1.1% to 27.6% for the nine months ended March 31, 2023, compared to 26.5% in the same period of Fiscal 2022. Gross profits increased by $872 to $9,415 for the nine months ended March 31, 2023, from $8,543 for the same period of Fiscal 2022.

Gross profit margin as a percentage of revenue in the Manufacturing segment increased by 0.8% to 23.9% for the nine months ended March 31, 2023, from 23.1% in the same period of Fiscal 2022. Gross profit increased by $418 to $2,767 for the nine months ended March 31, 2023 compared to $2,349 for the same period of Fiscal 2022. The gross margin increase was primarily due to an increase in Manufacturing segment revenue in the nine months ended March 31, 2023, compared to the same period of Fiscal 2022.

Gross profit margin as a percentage of revenue in the Testing segment decreased by 1.3% to 33.3% for the nine months ended March 31, 2023, from 34.6% in the same period of Fiscal 2022. Gross profit in the Testing segment increased by $1,054 to $5,896 for the nine months ended March 31, 2023, from $4,842 for the same period of Fiscal 2022 due to an increase in testing services revenue, mainly contributed by the new subsidiary in China which was not yet operational in the same period of Fiscal 2022. The drop in margin resulted from lower demand due to inventory corrections made by customers in the second and third quarters of Fiscal 2023.

Gross profit margin as a percentage of revenue in the Distribution segment was 16.3% for the nine months ended March 31, 2023, compared to 17.3% in the same period of Fiscal 2022.  Gross profit in the Distribution segment for the nine months ended March 31, 2023, was $791, a decrease of $595 compared to $1,386 in the same period of Fiscal 2022. The decrease in gross profit was due to the decrease in distribution sales in our Singapore operation compared to the same period of Fiscal 2022 resulting from inventory corrections made by customers.

Gross loss in the Real Estate segment increased by $3 to $39 for the nine months ended March 31, 2023, from $36 in the same period of Fiscal 2022.

Operating Expenses

Operating expenses for the nine months ended March 31, 2023 and 2022 were as follows:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
General and administrative	$6,472	$6,305
Selling	526	449
Research and development	311	293
Loss on disposal of plant and equipment	7	-
Total	$7,316	$7,047

General and administrative expenses increased by $167 or 2.6%, from $6,305 to $6,472 for the nine months ended March 31, 2023, compared to the same period of Fiscal 2022. The increase in general and administrative expenses was primarily due to the general and administrative expense relating to the Company’s new subsidiary Trio-Tech Jiangsu, which was setup in the third quarter of Fiscal 2022, coupled with inflationary impact on costs.

Selling expenses increased by $107 or 23.8%, for the nine months ended March 31, 2023, from $449 to $556 compared to the same period of Fiscal 2022. The increase in selling expenses was primarily attributable to an increase in commission expenses in the Manufacturing segment of Singapore operation as a result of an increase in commissionable revenue and increased travel costs.

Income from Operations

Income from operations was $2,099 for the nine months ended March 31, 2023, compared to $1,496 for the same period of Fiscal 2022. The increase was mainly due to the increase in gross profit margin, partially offset by an increase in operating expenses, as discussed earlier.

Interest Expense

Interest expense for the nine months ended March 31, 2023 and 2022 were as follows:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
Interest expense	$83	$87

Interest expense decreased marginally by $4 to $83 from $87 for the nine months ended March 31, 2023, compared to the same period of Fiscal 2022. The decrease was mainly due to lower utilization of lines of credit in the Singapore operations.

Other Income

Other income for the nine months ended March 31, 2023 and 2022 was as follows:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
Interest income	$104	$51
Other rental income	85	88
Exchange loss	(326)	(13)
Bad debt recovery	-	104
Government grant	108	160
Commission income	-	200
Other miscellaneous income	88	79
Total	$59	$669

Other income for the nine months ended March 31, 2023 was $59, a decrease of $610 compared to other income of $669 for the same period of Fiscal 2022. The decrease was mainly contributed by a negative foreign currency impact in the second quarter of Fiscal 2023 and the absence of one-time commission income that was earned in the same period in Fiscal 2022.

Our net income is impacted by the overall strengthening or weakening of the US dollars since the functional currency of our foreign subsidiaries is not the U.S. Dollars. During the second quarter in Fiscal 2023, exchange rate movement negatively impacted our net income due to the strengthening of Singapore dollars against the U.S. Dollar which was partially offset by the exchange gain that arose in the first quarter of fiscal 2023.

Income Tax Expenses

Income tax expenses for the nine months ended March 31, 2023 was $474, a decrease of $29 compared to of $503 for the same period of Fiscal 2022. The marginal decrease was contributed by tax provision adjustments made pursuant to the tax filings for Fiscal 2022.

Non-controlling Interest

As of March 31, 2023, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in  PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-Tech JiangSu Co. Ltd. The net income attributable to the non-controlling interest in these subsidiaries for the nine months ended March 31, 2023, was $215, a change of $240, compared to a net loss of $25 for the same period of Fiscal 2022. The increase was attributable to the increase in net income generated by the China operation.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income was $1,382 for the nine months ended March 31, 2023, a decrease of $223 compared to a net income of $1,605 for the same period of Fiscal 2022. The decrease was mainly due to the lower demand from customers in the second and third quarter of Fiscal 2023 in response to the overall inventory corrections in the semiconductor industry.

Earnings per Share

Basic earnings per share from continuing operations was $0.34 for the nine months ended March 31, 2023, compared to $0.40 for the same period in Fiscal 2022. Basic earnings per share from discontinued operations were $nil for both the nine months ended March 31, 2023 and 2022.

Diluted earnings per share from continuing operations was $0.33 for the nine months ended March 31, 2023, compared to $0.38 for the same period of Fiscal 2022. Diluted earnings per share from discontinued operations were $nil for both the nine months ended March 31, 2023 and 2022.

Segment Information

The revenue, gross profit margin, and income / (loss) from operations in each segment for the nine months ended March 31, 2023 and 2022, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the Manufacturing segment for the nine months ended March 31, 2023 and 2022 were as follows:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$11,592	$10,187
Gross margin	23.9%	23.1%
Income from operations	$373	$107

Income from operations from the Manufacturing segment was $373 for the nine months ended March 31, 2023, an increase of $266 as compared to $107 in the same period of Fiscal 2022 due to an increase in gross margin. The increase in gross margin was partially offset with an increase in operating expenses. The Manufacturing segment's operating expenses were $2,392 and $2,242 for the nine months ended March 31, 2023 and 2022, respectively. The increase in operating expenses of $150 was mainly due to an increase in general and administrative expenses by $150, compared to the same period of Fiscal 2022. The increase in general and administrative expenses was mainly attributable to an increase in payroll-related expenses in the Singapore operations. The increase in selling expenses was primarily attributable to an increase in commission expenses in the Manufacturing segment of Singapore operation because of an increase in commissionable revenue and increase in business travel.

Testing Segment

The revenue, gross margin and income from operations for the Testing segment for the nine months ended March 31, 2023 and 2022 were as follows:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$17,709	$13,983
Gross margin	33.3%	34.6%
Income from operations	$1,445	$999

Income from operations in the Testing segment for the nine months ended March 31, 2023, was $1,445, an increase of $446 compared to $999 in the same period of Fiscal 2022 mainly because of increase in revenue and gross profits. Operating expenses was $4,730 and $3,843 for the nine months ended March 31, 2023 and 2022, respectively. The higher operating expenses was mainly attributed to an increase in corporate overheads of $567.

The increase in corporate overhead expenses was due to a change in the corporate overhead allocation compared to the same period of Fiscal 2022. Corporate charges are allocated on a predetermined fixed charge basis.

Distribution Segment

The revenue, gross margin and income from operations for the Distribution segment for the nine months ended March 31, 2023 and 2022 were as follows:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$4,855	$8,038
Gross margin	16.3%	17.2%
Income from operations	$633	$1,107

Income from operations in the Distribution segment for the nine months ended March 31, 2023 was $633, a decrease of $474 compared to $1,107 in the same period of Fiscal 2022. The decrease in operating income was primarily due to a decrease in gross margin of $596, which was partially offset with a decrease in operating expenses of $121. Operating expenses were $158 and $279 for the nine months ended March 31, 2023 and 2022, respectively. The decrease in operating expenses was mainly contributed by a decrease in general and administrative expenses of $86.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the nine months ended March 31, 2023 and 2022 were as follows:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$15	$23
Gross margin	260%	163.6%
Loss from operations	$(76)	$(86)

Loss from operations in the Real Estate segment for the nine months ended March 31, 2023 was $76, a decrease of $10 compared to $86 for the same period of Fiscal 2022. The decrease in operating loss was mainly due to a decrease in operating expenses. Operating expenses was $37 and $51 for the nine months ended March 31, 2023 and 2022, respectively.

Corporate

The loss from operations for corporate for the nine months ended March 31, 2023 and 2022 were as follows:

	Nine Months Ended
	Mar. 31, 2023	Mar. 31, 2022
	(Unaudited)	(Unaudited)
Loss from operations	$(276)	$(632)

The improvement of $356 was mainly due to a change in the corporate overhead allocation as compared to the same period last fiscal year. Corporate charges are allocated on a predetermined fixed charge basis.

Financial Condition

During the nine months ended March 31, 2023, total assets increased by $1,953 to $45,374 compared to $43,421 as of June 30, 2022. The increase was primarily due to an increase in inventories, cash and cash equivalents, term deposits, and property, plant and equipment, partially offset by decrease in trade receivables, other receivables and prepaid expenses.

Cash and cash equivalents were $8,430 as at March 31, 2023, reflecting an increase of $732 from $7,698 as at June 30, 2022, primarily due to increased collections from customers.

Short-term deposits and restricted term deposits were $8,220 as at March 31, 2023, reflecting an increase of $1,122 from $7,098 as at June 30, 2022. The increase was primarily due to increased placement of term deposits.

As at March 31, 2023, the trade accounts receivable balance decreased by $588 to $11,004, from $11,592 as at June 30, 2022, primarily due to a decrease in overall revenue of all entities on a consolidated basis in the third quarter of Fiscal 2023. The number of days’ sales outstanding in accounts receivables for the Group was 87 days and 81 days at the end of the third quarter of Fiscal 2023 and the end of Fiscal 2022, respectively.

Other receivables as at March 31, 2023 mainly comprised of advance payments made to suppliers.

Inventories as at March 31, 2023, were $2,324, an increase of $66, compared to $2,258 as at June 30, 2022. The inventories are primarily held for fulfilling sales backlog and are expected to be delivered within the next two quarters.

Prepaid expenses were $731 as at March 31, 2023 compared to $1,215 as at June 30, 2022. This was mainly due to the asset capitalization of down payments made for the purchase of equipment in the China operation.

Investment properties (net) in China was $517 as at March 31, 2023 and $585 as at June 30, 2022. The decrease was primarily due to the foreign currency exchange movement between June 30, 2022 and March 31, 2023.

Property, plant and equipment increased by $1,506 from $8,481 as at June 30, 2022, to $9,987 as at March 31, 2023, mainly due to the acquisition of new property, plant and equipment in the China operations. The increase was partially offset by the depreciation charged for the period and the foreign currency exchange movement between June 30, 2022 and March 31, 2023.

Other assets increased by $95 to $232 as at March 31, 2023 compared to $137 as at June 30, 2022.  This was primarily due to rental deposits and foreign currency exchange movement between June 30, 2022 and March 31, 2023.

Lines of credit was $107 as at March 31, 2023 as compared to $929 as at June 30, 2022. This was due to lower utilization of the lines of credit in the Singapore Operations as of March 31, 2023.

Accounts payable decreased by $566 to $1,835 as at March 31, 2023 as compared to $2,401 as at June 30, 2022 which was in line with the decrease in sales.

Accrued expense increased by $566 to $6,570 as at March 31, 2023, as compared to $6,004 as at June 30, 2022. The increase in accrued expense was mainly due to an increase in accruals relating to acquisition of property, plant and equipment in the China operations, and increase in contract liabilities in Singapore operation.

Bank loans payable decreased by $177 to $1,567 as at March 31, 2023, as compared to $1,744 as of June 30, 2022. This was due to the repayments made in the Malaysia operations.

Finance leases decreased by $91 to $146 as at March 31, 2023, as compared to $237 as at June 30, 2022. This was due to the repayments made in the Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability decreased by $93 to $3,059 as at March 31, 2023, as compared to $3,152 as at June 30, 2022. This was due to the repayment made and the operating lease expenses charged for the period.

Other non-current liabilities increased by $924 to $952 as at March 31, 2023, as compared to $28 as at June 30, 2022. The increase was mainly due to an increase in accruals relating to acquisition of property, plant and equipment in the China operations where the payments term is more than 12 months.

Liquidity Comparison

Net cash provided by operating activities increased by $5,832 to an inflow of $6,411 for the nine months ended March 31, 2023, from an inflow of $579 for the same period of Fiscal 2022. The increase in net cash provided by operating activities was primarily due to an increase of $7,104 in cash inflow from changes in depreciation, deferred tax benefit, trade receivables, other receivables,  inventories, prepaid expenses and other current assets and other non-current liabilities in third quarter of Fiscal 2023 as compared to same period of Fiscal 2022. It was partially offset by an increase of $1,400 in cash outflow from changes in stock compensation expense, accrued interest, other assets, account payable and accrued expenses, income tax payable and operating lease in third quarter of Fiscal 2023 as compared to same period of Fiscal 2022.

Net cash provided by investing activities decreased by $4,717 to an outflow of $4,179 for the nine months ended March 31, 2023, from an inflow of $538 for the same period of Fiscal 2022.  The increase in cash outflow was primarily due to an additions to property, plant and equipment of $2,933..

Net cash outflow from financing activities for the nine months ended March 31, 2023, was $1,078, representing a decrease of $1,588, as compared to cash inflow of $510 during the nine months ended March 31, 2022. The decrease was mainly attributable to a higher payment on lines of credit by $377, lower proceeds from exercising of stock options $410 and lower proceeds from lines of credits $883.

On March 1, 2022, the Company’s Registration Statement on Form S-3 (File No. 333-261485) was declared effective by the SEC, pursuant to which we may raise capital of S$10,000,000 USD of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: May 15, 2023