Form 10-K
period 2023-06-30
TRIO-TECH INTERNATIONAL
filed 2023-09-27
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☑	Smaller Reporting Company	☑
		Emerging Growth Company	☐

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

☐ Yes   ☑ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $4.5 for shares of the registrant’s common stock on December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE American, was approximately $10,863,000. In calculating such aggregate market value, shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock, no par value, outstanding as of September 1, 2023 was 4,096,680.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

TRIO-TECH INTERNATIONAL

TRIO-TECH INTERNATIONAL

PART I

ITEM 1 – BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Cautionary Statement Regarding Forward-Looking Statements

The business and activities of Trio-Tech International, a California corporation (the “Company”) discussed in this Annual Report on Form 10-K (the “Annual Report”) and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company:

●	market acceptance of Company’s products and services;
●	changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services;
●	the impact of competition;
●	problems with technology, product development schedules or delivery schedules;
●	changes in military or commercial testing specifications which could affect the market for the Company’s products and services;
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

General

Trio-Tech International was incorporated in 1958 under the laws of the State of California. As used herein, the term “Trio-Tech”, the “Company”, “we”, “us” or the “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates. The mailing address and executive offices are located at Block 1008 Toa Payoh North, Unit 03-09 Singapore 318996, Singapore, and the telephone number is (65) 6265-3300.

We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The SEC also maintains an internet site at www.sec.gov that contains such reports and statements that have been filed electronically with the SEC by the Company. Additional information about Trio-Tech is available on our website at www.triotech.com.

During the fiscal year ended June 30, 2023(“Fiscal 2023”), the Company operated its business in four segments: manufacturing, testing services, distribution, and real estate. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China.

The Company’s major customers are concentrated in Asia and are either semiconductor chip manufacturers or testing facilities who rely on the Company to verify that their semiconductor components meet or exceed the rigorous reliability standards demanded for automotive electronics, industrial electronics, computing and data storage, consumer electronics, and communication markets. The Company acts as a global one-stop solution for its customers by designing and building reliability test solutions and offering comprehensive equipment services and testing services through its manufacturing facilities and testing laboratories in Asia and the U.S. For information relating to revenue, profit and loss and total assets for each of the segments, see Note 18 - Business Segments contained in the consolidated financial statements included in this Annual Report.

Company History – Certain Highlights for the Five Fiscal Years Ended June 30, 2023

2019	Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (Jul 2019) Trio-Tech (Tianjin) Co. Ltd. recertified to OHSAS 18001:2007 standards. (Jul 2019)

2020	Trio-Tech International recertified for BizSafe re-certification (March 2020)

2021

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 9001:2015 standards. (Mar 2021)

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (Mar 2021)

Trio-Tech (Tianjin) Co. Ltd. certified to ISO 45001:2018 standards. (Mar 2021)

Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 9001:2015 standards. (Jul 2021)

Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 14001:2015 standards. (Jul 2021)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 9001:2015 standards. (Jul 2021)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 14001:2015 standards. (Jul 2021)

Trio-Tech (Bangkok) Co. Ltd. recertified to ISO 9001:2015 standards. (Jul 2021)

2022	Trio-Tech(Jiangsu) Co. Ltd was established. (Jan 2022)

2023	Trio-Tech (Jiangsu) Co. Ltd certified to ISO 9001:2015 standards. (Jun 2023)

Overall Business Strategies

Our core business is and historically has been in the semiconductor industry, including manufacturing of test equipment (“Manufacturing”), testing services (“Testing”) and distribution of test and other semiconductor equipment and electronic components (“Distribution”). Revenue from the semiconductor industry accounted for 99.9% of our total revenue for the years ended June 30, 2023 and 2022, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and decline in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, we continue to put effort into expanding its line of businesses.

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

Business Segments

Manufacturing

Trio-Tech International (“TTI”) develops and manufactures an extensive range of test equipment used in the “front-end” and the “back-end” manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature-controlled chucks, and more. We also act as an extended development team of Integrated Device Manufacturers (“IDMs”) and Fabless semiconductor companies in the testing process with our expert technical skills, especially in the New Product Introduction (“NPI”) process.

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

Distribution

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers around the world. The products include environmental chambers, mechanical shock and vibration testers, and other semiconductor equipment. We also distribute a wide range of components such as connectors, sockets, cables, LCD displays and touch screen panels. We act as value-added resellers by enhancing the value of the distributed products by customizing each to the needs of our customers through our expert engineering, integration, and sub-assembly services. We also support our customers as their extended research & development arm in product design, leveraging the expert skills of our component engineers and design engineers.

Real Estate

Our real estate segment generates rental income and investment income from real estate investments made in Chongqing, China.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in Singapore and the U.S. Research and development expense was $397 and $375 for the years ended June 30, 2023 and 2022, respectively.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately five independent sales representatives operating in the U.S. and another twenty in foreign countries. All sales representatives represented the testing services and manufacturing segments for products and services produced and provided from our facilities in different locations.

Customer Concentration

During the years ended June 30, 2023 and 2022, combined sales of equipment and services to our three largest customers accounted for approximately 59.4% and 65.9%, respectively, of our total net revenue. Of those sales, $14,595 (33.5%) and $17,780 (40.3%) of our total net revenue were from one major customer for the years ended June 30, 2023 and 2022, respectively. Although the major customer is a U.S. company, the revenue generated from it was from facilities located outside of the U.S. The majority of our sales and services in the years ended June 30, 2023 and 2022 were made or provided to customers outside of the U.S.

Backlog

The following table sets forth the Company’s backlog as of June 30, 2023 and 2022:	For the Year Ended June 30,
	2023	2022

Manufacturing backlog	$8,056	$6,977
Testing services backlog	5,402	5,698
Distribution backlog	3,882	4,687
Real estate backlog*	97	101
	17,437	17,463

*Real estate backlog represents the rental income from a non-cancellable lease.

Based on our past experience, we do not anticipate any significant cancellations or renegotiation of sales. The purchase orders for the manufacturing, testing services and distribution businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules. For testing services, purchase orders are provided only during the process of delivery. Hence, the backlog is based on estimates provided by our customers and not based on a customer’s purchase order.

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

Manufacturing Segment

The principal competitive factors in the manufacturing industry include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. Although we have competitors for our various products, we believe that our products compete favorably with respect to each of the above factors. We have been in business for more than 60 years which has helped us to establish and nurture long-term relationships with customers.

Testing Segment

There are numerous testing laboratories located in the areas where we operate that perform testing similar to the testing that we offer. However, due to such competition in the industry, there has been a reduction in the total number of competitors in Asia. The existence of competing laboratories and the purchase of testing equipment by semiconductor manufacturers and users are potential threats to our future testing services revenue and earnings. Although these laboratories and competitors may challenge us at any time, we believe that other factors, including reputation, a long service history and strong customer relationships are instrumental in both maintaining and strengthening our position in the market.

Distribution Segment

Our distribution segment sells a wide range of components and semiconductor equipment. While the semiconductor equipment industry is highly competitive, we offer the advantage of a one-stop service alternative for customers by complementing our products with design consultancy and other value-added services.

Patents

During the years ended June 30, 2023 and 2022, we did not register any patents within the U.S.

It is typical in the semiconductor industry to receive notices from time to time, alleging infringement of patents or other intellectual property rights of others. We do not believe that we infringe on the intellectual property rights of any others. However, should any claims be brought against us, the cost of litigating such claims and any damages could materially and adversely affect our business, financial condition, and results of operations.

Employees

As of June 30, 2023, we had approximately 573 full-time employees and no part-time employees. Geographically, approximately 8 full-time employees were located in the U.S. and approximately 565 full-time employees in Asia. None of our employees are represented by a labor union.

There were approximately 56 employees in the manufacturing segment, 481 employees in the testing services segment, 3 employees in the distribution segment, 3 employees in the real estate segment and 30 employees in general administration, logistics and others as of June 30, 2023.

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

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

Location	Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate, Testing Services / Manufacturing	5,200	(L) Mar 2026
1004, Toa Payoh North, Singapore Unit No. HEX 07-01/07	Testing Services	6,864	(L) Sep 2025
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,532	(L) Sep 2025
Unit No. HEX 03-01/02/03	Testing Services / Manufacturing	2,959	(L) Sep 2025
Unit No. HEX 01-08/15	Testing Services / Manufacturing / Logistics Store	6,864	(L) Jan 2026
Unit No. HEX 01-08/15, (ancillary site)	Testing Services / Manufacturing	449	(L) Jan 2026
Unit No. HEX 07-10/11	Testing Services / Manufacturing	1,953	(L) Dec 2024
1008, Toa Payoh North, Singapore Unit No. HEX 03-09/17	Manufacturing	6,099	(L) Jan 2026
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan 2026
Unit No. HEX 01-09/10/11	Manufacturing	2,202	(L) Nov 2026
Unit No. HEX 01-15/16	Manufacturing	1,400	(L) Sep 2026
Unit No. HEX 01-08	Manufacturing	603	(L) Sep 2026
Unit No. HEX 01-12/14	Manufacturing	1,664	(L) Jul 2025
Lot No. 11A, Jalan SS8/2, Sungai Way Free Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan, Malaysia	Testing Services	78,706	(O)
327, Chalongkrung Road, Lamplathew, Lat Krabang, Bangkok 10520, Thailand	Testing Services	34,433	(O)
No. 5, Xing Han Street, Block A #04-15/16, Suzhou Industrial Park China 215021	Testing Services	6,200	(L) Jan 2025
Room 102, Zone B, Building 3, 99 West Suhong Road, Suzhou industrial Park. China 215021	Testing Services	26,479 (Phase 1)	(L) Oct 2026
Room 102, Zone B, Building 3, 99 West Suhong Road, Suzhou industrial Park. China 215021	Testing Services	55,219 (Phase 2)	(L) May 2024
27-05, Huang Jin Fu Pan. No. 26 Huang Jin Qiao Street Hechuan District Chongqing China 401520	Real Estate	969	(L) Aug 2024
B7-2, Xiqing Economic Development Area International Industrial Park Tianjin City, China 300385	Testing Services	45,940	(L) Apr 2026

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

As of September 1, 2023, there were 4,096,680 shares of our Common Stock issued and outstanding, and the Company had approximately 55 record holders of Common Stock. The number of record holders does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends during the years ended June 30, 2023 or June 30, 2022.

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

ITEM 6 – [Reserved]

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with our disclaimer on “Forward-Looking Statements,” “Item 1. Business,” and our Consolidated Financial Statements, the notes to those statements and other financial information contained elsewhere in this Annual Report on Form 10-K (this “Annual Report”). For purposes of this Management’s Discussion and Analysis within this Annual Report, all monetary amounts are stated in thousands except for par values and per share amounts, unless otherwise stated.

During the years ended June 30, 2023 (“Fiscal 2023”) and June 30, 2022 (“Fiscal 2022”), Trio-Tech International operated in four segments: Manufacturing, Testing, Distribution, and Real Estate as defined below. During Fiscal 2023, revenue from the Manufacturing, Testing, Distribution, and Real Estate segments represented 32.0%, 53.4%, 14.5% and 0.1% of our revenue, respectively, as compared to 30.7%, 44.2%, 25.0% and 0.1% respectively, during Fiscal 2022.

Overview

Our core business is and historically has been in the semiconductor industry, including manufacturing of test equipment (“Manufacturing”), testing services (“Testing”) and distribution of test and other semiconductor equipment and electronic components (“Distribution”). TTI develops and manufactures an extensive range of test equipment used in the “front-end” and the “back-end” manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature-controlled chucks, and more. TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories.

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers around the world. We act as value-added resellers by enhancing the value of the distributed products by customizing them to the needs of our customers through our expert engineering, integration, and sub-assembly services. We also support our customers as their extended research  and development arm in product design, leveraging the expert skills of our component engineers and design engineers.

Revenue from the semiconductor industry accounted for more than 99.9% of our total revenue for the years ended June 30, 2023 and 2022, respectively. Our real estate segment generates rental income and investment income from real estate investments made in Chongqing, China. No other investment income was recorded as revenue by the Real Estate segment in either Fiscal 2023 or Fiscal 2022.

Fiscal 2023 Highlights

●	Total revenue decreased by $815, or 1.8%, to $43,250 in Fiscal 2023, as compared to $44,065 in Fiscal 2022.
●	Manufacturing segment revenue increased by $301, or 2.2%, to $13,827 in Fiscal 2023, as compared to $13,526 in Fiscal 2022.
●	Testing segment revenue was $23,130 in Fiscal 2023, an increase of $3,653, or 18.8%, as compared to $19,477 in Fiscal 2022.
●	Distribution segment revenue was $6,270 in Fiscal 2023, a decrease of $4,767, or 43.2%, as compared to $11,037 in Fiscal 2022.
●	Real Estate segment revenue decreased by $2 to $23 in Fiscal 2023, as compared to $25 in Fiscal 2022.
●	Overall gross profit margin increased by 0.5% to 27.1% in Fiscal 2023, as compared to 26.6% in Fiscal 2022.
●	General and administrative expense increased by $42 to $8,403 in Fiscal 2023, as compared to $8,361 in Fiscal 2022.
●	Selling expense increased by $27, or 4.2%, to $670 in Fiscal 2023, as compared to $643 in Fiscal 2022.
●	Profit from operations was $2,228 in Fiscal 2023, a decrease of $125, as compared to profit from operations of $2,353 in Fiscal 2022.
●	Net other income decreased by $489 to $106 in Fiscal 2023, as compared to $595 in Fiscal 2022.
●	Profit from continuing operations before income taxes was $2,382 in Fiscal 2023, a decrease of $672, as compared to profit from continuing operations of $3,054 in Fiscal 2022.
●	Net profit attributable to Trio-Tech International for Fiscal 2023 was $1,544, as compared to net profit of $2,395 in Fiscal 2022.
●	Net profit attributable to non-controlling interest for Fiscal 2023 was $214, as compared to net loss of $96 in Fiscal 2022.
●	Working capital increased by $2,228, or 12.9%, to $19,501 as of June 30, 2023, as compared to $17,273 as of June 30, 2022.

The highlights above are intended to identify certain of the Company’s significant events and transactions during Fiscal 2023. These highlights are not intended to be a full discussion of our results for the year, and should be read in conjunction with the discussion of these items in Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

Total assets as of June 30, 2023 were $42,186 a decrease of $1,235, or 2.8%, compared to $43,421 as of June 30, 2022. The decrease was primarily due to a decrease in cash and cash equivalents, trade account receivables, other receivables, inventories, prepaid expenses and other current assets, operating lease right-of-use assets deferred tax assets, other assets, investment properties and property, plant and equipment. The decrease was partially offset by an increase in short-term deposits, assets held for sale and restricted term deposits.

Cash and cash equivalents as of June 30, 2023 were $7,583, a decrease of $115, or 1.5%, compared to $7,698 at June 30, 2022, primarily due to the placement of fixed deposits.

Short-term deposits and restricted term deposits as of June 30, 2023 were $9,082, an increase of $1,984, or 28% compared to $7,098 at June 30, 2022. The increase was primarily attributed to the new placement of fixed deposits in the Singapore operation.

Trade account receivables as of June 30, 2023 was $9,804, representing an decrease of $1,788 or 15.4%, compared to $11,592 as of June 30, 2022. The reduction corresponds to the decline in sales during the fourth quarter of fiscal year 2023 when compared to the fourth quarter of fiscal 2022. The number of days’ sales outstanding in account receivables was 82 days and 81 days for the years ended June 30, 2023, and 2022 respectively.

As of June 30, 2023, other receivables were $939 a slight decrease of $59, or 5.9%, compared to $998 as of June 30, 2022.

Inventories as of June 30, 2023 were $2,151, a decrease of $107, or 4.7%, compared to $2,258 as of June 30, 2022, mainly due to currency translation effect. The number of days’ inventory held was 73 days at the end of Fiscal 2023, compared to 58 days at the end of Fiscal 2022.

Prepaid expenses as of June 30, 2023 were $694, a decrease of $521 from $1,215 as of June 30, 2022. The decrease was attributable to the asset capitalization of down payments made for the purchase of equipment in the China operation.

Investment properties in China as of June 30, 2023 were $474, a decrease of $111 from $585 as of June 30, 2022. The decrease was attributable to the depreciation charged for the year.

Property, plant and equipment as of June 30, 2023 was $8,344, a decrease of $137 compared to $8,481 as of June 30, 2022. This was mainly due to depreciation charged for the year and the foreign currency exchange movement between Fiscal 2023 and Fiscal 2022. The decrease was partially offset by the new acquisition of property, plant and equipment in the Singapore, Malaysia, China and Thailand operations.

Other assets as of June 30, 2023 were $116, a decrease of $21, or 15.3%, compared to $137 as of June 30, 2022.

Total liabilities as of June 30, 2023 were $12,615, a decrease of $2,804, or 18.2%, compared to $15,419 as of June 30, 2022. The decrease in liabilities was primarily due to a decrease in lines of credits, accounts payable, accrued expense, income tax payable, operating leases, bank loans payable and finance lease, partially offset by an increase in deferred tax liabilities and other non-current liabilities.

Lines of credit as of June 30, 2023 decreased by $929 to $0 as of June 30, 2023. The decrease in lines of credit was due to repayment of lines of credit in the Singapore operation during the year ended June 30, 2023.

Accounts payable as of June 30, 2023 decreased by $741, or 30.9% to $1,660 from $2,401 as of June 30, 2022. The decrease in accounts payable is in line with the reduction in related cost of goods sold in the fourth quarter of fiscal 2023.

Accrued expense as of June 30, 2023 decreased by $436, or 7.3% to $5,568 from $6,004 as of June 30, 2022. The decrease was mainly due to a decrease in payroll and related expenses and sales tax.

Income tax payable as of June 30, 2023 decreased by $251 to $673 from $924 as of June 30, 2022. The decrease was mainly due to lower taxable profit in Fiscal 2023.

Bank loans payable decreased by $392 to $1,352 as of June 30, 2023, as compared to $1,744 as of June 30, 2022. The decrease was due to the repayments made in the Malaysia operation.

Finance leases decreased by $88 to $149 as of June 30, 2023, as compared to $237 as of June 30, 2022. The decrease was due to the repayments made in the Singapore and Malaysia operations.

Other non-current liabilities increased by $566 to $594 as of June 30,2023, as compared to $28 as of June 30, 2022. The increase was mainly due to an increase in accruals relating to acquisition of property, plant and equipment in the China operations where the payments term is more than 12 months.

Operating lease right-of-use assets and the corresponding lease liabilities decreased by $543 to $2,609 as of June 30, 2023, as compared to $3,152 as of June 30, 2022. This was due to the repayment made and the operating lease expense charged for the period. The decrease was partially offset by additional cost and liabilities created by renewal of lease agreements during the period.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the changing nature of technology, specific customer requirements, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Additionally, certain customers are unable to provide a forecast of the products required in the upcoming weeks, rendering it, difficult to plan adequate resources needed to meet these customers’ requirements as a result of short lead time and last-minute order confirmation. This will normally result in a lower margin for these products as it is often more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, in order to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories but continues to work closely with its customers to avoid stockpiling. We believe that we have improved customer service through our efforts to keep our staff up to date on the newest technology, and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods for higher technology chips.

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

As of June 2023, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

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

We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our business operations. We expect the sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend significantly upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufactures or assemblers have operations.

Critical Accounting Estimates & Policies

The discussion and analysis of the Company’s financial condition presented in this section are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. During the preparation of the consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other impairments. Due to the events listed above, there has been uncertainty and disruption in the global economy and financial markets. These estimates and assumptions may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policy, we have identified the most critical accounting policies upon which our financial statements depends. We determined that those critical accounting policies are related to the inventory valuation; allowance for doubtful accounts; revenue recognition; impairment of property, plant and equipment; investment properties and income tax. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Account Receivables and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. We generally do not require collateral from customers. We maintain our cash accounts at credit-worthy financial institutions.

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2023.

Inventory Valuation

Inventories of our manufacturing and distribution segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost, using the first-in, first-out (“FIFO”) method. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and swiftly changing demand. Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on saleability and obsolescence.

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

Foreign Currency Translation and Transactions

The United States dollar (“U.S. dollar”) is the functional currency of the U.S. parent company. The Singapore dollar, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. We also have business entities in Malaysia, Thailand, China and Indonesia, of which the Malaysian ringgit (“RM”), Thai baht, Chinese renminbi (“RMB”) and Indonesian rupiah are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

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

Revenue derived from testing services is recognized when testing services are rendered. Revenue generated from sale of products in the manufacturing and distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the control has been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured. Certain customers can request for installation and training services to be performed for certain products sold in the manufacturing segment. These services are mainly for helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well, and these do not significantly modify the product. The Company recognizes the revenue at the point in time when the Company has satisfied its performance obligation.

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

We have not identified any changes in circumstances requiring further impairment test in Fiscal 2023 except the phasing out of burn-in service contract with a customer in our Malaysia operation. In June 2023, our Malaysia operation received notification of termination of contract from a customer effective January 2024. In consideration of this impairment indicator, Management has performed further impairment test and concluded that the carrying amount of the primary assets used solely for servicing this customer is fully recoverable during the phase-out period until December 2023 and hence no specific impairment will be recognized in this regard as at 30th June 2023. We will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we may incur additional impairment charges.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date. Management believed it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a valuation allowance was provided as of June 30, 2023 and 2022.

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

Stock-Based Compensation

We calculate compensation expense related to stock option awards made to employees and directors based on the fair value of stock-based awards on the date of grant. We determine the grant date fair value of our stock option awards using the Black-Scholes option pricing model and for awards without performance condition, the related stock-based compensation is recognized over the period in which a participant is required to provide service in exchange for the stock-based award, which is generally four years. We recognize stock-based compensation expense in the consolidated statements of shareholders' equity based on awards ultimately expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

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

Non-controlling Interests in Consolidated Financial Statements

ASC Topic 810, Consolidation (“ASC Topic 810”) establishes accounting and reporting standards for the non-controlling interest in a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the way the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.

Loan Receivables

The loan receivables are classified as current assets carried at face value and are individually evaluated for impairment. The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or require an excessive collection cost are written off to the allowance for losses.

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

Other new pronouncements issued but not yet effective until after June 30, 2023 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for Fiscal 2023 and 2022:

	For the Year Ended June 30,
	2023	2022
Revenue	100.0%	100.0%
Cost of sales	72.9%	73.4%
Gross Margin	27.1%	26.6%
Operating expense:
General and administrative	19.4%	19.0%
Selling	1.5%	1.5%
Research and development	0.9%	0.9%
Total operating expense	21.8%	21.4%
Income from Operations	5.3%	5.2%

Revenue

Revenue is comprised of revenue from the Manufacturing, Testing, Distribution and Real Estate segments. The components of l revenue for Fiscal 2023 and 2022 were as follows:

	For the Year Ended June 30,
	2023	2022

Manufacturing	32.0%	30.7%
Testing	53.4%	44.2%
Distribution	14.5%	25.0%
Real estate	0.1%	0.1%
Total	100%	100%

Revenue during Fiscal 2023 was $43,250, a decrease of $815, or 1.8%, compared to $44,065 during Fiscal 2022. The decrease in revenue was primarily due to the decrease in sales from the distribution segments resulting from inventory corrections made by customers.

Manufacturing Segment

The Manufacturing segment accounted for 32.0% of revenue during Fiscal 2023, an increase of 1.3%, compared to 30.7% during Fiscal 2022. Revenue generated by the Manufacturing segment during Fiscal 2023 was $13,827, reflecting an increase of $301, or 2.2%, compared to $13,526 during Fiscal 2022. The increase in revenue generated by the Manufacturing segment was due to an increase in board sales in the Singapore operations.

Backlog in the Manufacturing segment was $8,056 as of June 30, 2023, representing an increase of $1,079 from $6,977 as of June 30, 2022. The increase is backlog is attributed to orders received in the fourth quarter of Fiscal 2023, as market demand for testing equipment shows signs of gradual recovery, following the weakening of the global semiconductor industry that began in 2023. These orders are expected to be fulfilled over the next four quarters of Fiscal 2024.

Testing Segment

Revenue generated by the Testing segment accounted for 53.4% of total revenue during Fiscal 2023, as compared to 44.2% during Fiscal 2022. Revenue generated by the Testing segment for Fiscal 2023 was $23,130, reflecting an increase of $3,653, or 18.8%, compared to $19,477 for Fiscal 2022. The increase is mainly attributed to the new subsidiary in China which was not fully operational in Fiscal 2022. The increase was partially offset by a drop in volume in Singapore and other China operations due to the lower demand resulting from weakening of global semiconductor industry.

Backlog in the Testing segment as of June 30, 2023 was $5,402, a decrease of $296, compared to $5,698 at June 30, 2022. The decrease in backlog was mainly from the China and Malaysia operations. Backlog is dependent on the estimated volume provided by customers, which is dependent on the customers’ inventory levels and demand.

Distribution Segment

Revenue generated by the Distribution segment during Fiscal 2023 accounted for 14.5% of total revenue, a decrease of 10.5% compared to 25% for Fiscal 2022. Revenue for Fiscal 2023 was $6,270, a decrease of $4,767, or 43.2%, compared to $11,037 for Fiscal 2022. The decrease in revenue in our Distribution segment was mainly due to inventory adjustments made by our end customers who are currently carrying excess inventory, due to which demand is decreased and deliveries are being pushed out to next fiscal year.

Backlog in the Distribution segment as of June 30, 2023 was $3,882, reflecting a decrease of $805 compared to the backlog of $4,687 at June 30, 2022. The decrease in backlog was mainly due to a decreased demand from customers. Equipment and electronic component sales are very competitive, as the products are readily available in the market. We believe that our competitive advantage in the distribution segment is that we act as value-added resellers by enhancing the value of the distributed products by customizing them to the needs of our customers through our expert design, engineering, integration, and sub-assembly services. We expect the demand for our products in the distribution segment to increase in Fiscal 2024 as compared to Fiscal 2023, aligned with the expected semiconductor industry rebounds in 2024.

Real Estate Segment

Revenue generated by the Real Estate segment was 0.1% of total revenue for each of the years ended June 30, 2023 and 2022. Revenue generated by the Real Estate segment for Fiscal 2023 was $23, a decrease of $2, or 8%, compared to $25 for Fiscal 2022. Our Real Estate segment saw a decrease in rental income due to the low occupancy rate in the MaoYe and FuLi properties due to slower post-pandemic recovery in China.

Backlog in the Real Estate segment as of June 30, 2023, was $97, a slight decrease of $4 as compared to $101 at June 30, 2022.

Gross Margin

Gross margin as a percentage of revenue was 27.1% in Fiscal 2023, an increase of 0.5% compared to 26.6% in Fiscal 2022. The increase in gross margin as a percentage of revenue was mainly attributable to the Testing segment. Overall gross profit for Fiscal 2023 was $11,705, a decrease of $28, or 0.2%, compared to $11,733 for Fiscal 2022. The decrease in the dollar value of the overall gross margin was mainly due to a decrease in overall sales.

Gross margin as a percentage of revenue in the Manufacturing segment was 23.4% in Fiscal 2023, a decrease of 1.6%, compared to 25% in Fiscal 2022. Gross profit for the Manufacturing segment in Fiscal 2023 was $3,240, a decrease of $139 or 4.1%, compared to $3,379 in Fiscal 2022. The decrease in gross margin was mainly due to higher lower-margin burn-in-board sales in our Singapore operations.

Gross margin as a percentage of revenue in the Testing segment was 32.3% in Fiscal 2023, a decrease of 1.2%, compared to 33.5% in Fiscal 2022. The decrease in gross profit margin as a percentage of revenue was primarily due to the lower volume in individual test laboratories in China and Malaysia, resulting from weaking of global semiconductor industry. Increased manpower costs and energy costs have a direct impact on the operating margin of the Testing segment. Gross profit in the Testing segment in Fiscal 2023 was $7,472, an increase of $955, or 14.6%, compared to $6,517 in Fiscal 2022 due to the additional sales contributed by the new subsidiary in China.

Gross margin as a percentage of revenue in the Distribution segment was 16.6% in Fiscal 2023, a decrease of 0.5%, compared to 17.1% in Fiscal 2022. Gross profit in the Distribution segment was $1,042, a decrease of $848, or 44.9%, compared to $1,890 in Fiscal 2022. The decrease in gross margin of the Distribution segment was mainly due to a decline in sales due to inventory adjustments made by our customers.

Gross loss in the Real Estate segment was $49 in Fiscal 2023, a decrease of $4 as compared to $53 in Fiscal 2022.

Operating Expense

Operating expense for the years ended June 30, 2023, and 2022 was as follows:

	For the Year Ended June 30,
	2023	2022
General and administrative	$8,403	$8,361
Selling	670	643
Research and development	397	375
Gain on disposal of property, plant and equipment	7	1
Total	$9,477	$9,380

General and administrative expense was $8,403 in Fiscal 2023, an increase of $42 or 0.5%, compared to $8,361 in Fiscal 2022. The increase in general and administrative expense was mainly due to the administrative expense relating to the Company's new subsidiary Trio-Tech Jiangsu which was setup in the third quarter of Fiscal 2022 and became operational in the fourth quarter of Fiscal 2022. The increase was partially offset by a decrease in stock compensation costs and effective cost control in the China operations in response to reduced volume.

Selling expense increased by $27, or 4.2%, to $670 in Fiscal 2023, compared to $643 in Fiscal 2022. The increase in selling expense was primarily attributable to an increase in commission expense in the Singapore operations as a result of higher commissionable sales, and an increase in travel costs due to increased business travel in Fiscal 2023, compared to Fiscal 2022.

Profit from Operations

Profit from operations was $2,228 in Fiscal 2023, a decrease of $125, compared to profit from operations of $2,353 in Fiscal 2022. The decrease in profit from operations was mainly due to increased operating expenses as disclosed elsewhere in this Report .

Interest Expense

Interest expense for the years ended June 30, 2023 and 2022 was as follows:

	For the Year Ended June 30,
	2023	2022
Interest expense	$105	$122

Interest expense decreased by $17 to $105 in Fiscal 2023, compared to $122 in Fiscal 2022. The bank loan payable decreased by $392 to $1,352 in Fiscal 2023, as compared to $1,744 in Fiscal 2022.

Other Income

Other income for the years ended June 30, 2023 and 2022 was as follows:

	For the Year Ended June 30,
	2023	2022
Interest income	$174	$69
Other rental income	115	116
Exchange (loss) / gain	(269)	129
Commission income	-	189
Dividend income	-	10
Other miscellaneous income	86	82
Total	$106	$595

Other income decreased by $489 to $106 for Fiscal 2023, compared to $595 for Fiscal 2022. The decrease was mainly a result of a negative foreign currency impact due to the strengthening of the Singapore dollars against U.S. Dollars in the second quarter of Fiscal 2023, and the absence of one-time commission income that was earned in Fiscal 2022. The decrease was partially offset by an increase in interest income due to higher interest rates on short term deposits in Fiscal 2023 compared to Fiscal 2022.

Government Grant

During Fiscal 2023, the Company received government grants amounting to $153, $107 of which was financial assistance received from the Singapore government.

During Fiscal 2022, the Company received government grants amounting to $228, $139 of which was financial assistance received from the Singapore and Malaysia governments amid the COVID-19 pandemic.

Income Tax (Expense) / Benefits

Income tax expense for Fiscal 2023 was $622, representing a decrease of $135, as compared to income tax expense of $757 for Fiscal 2022. The decrease was primarily due to lower taxable income in Fiscal 2023 compared to Fiscal 2022.

At June 30, 2023, the Company had no federal net operating loss carry-forwards, and a state net operating loss carry-forward of $1,940, which expires in 2033. These carryovers may be subject to limitations under I.R.C. Section 382. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against deferred tax assets recorded in the US and various foreign jurisdictions.

(Loss) / Profit from Discontinued Operations

Loss from discontinued operations was $2 in Fiscal 2023, compared to profit from discontinued operations of $2 in Fiscal 2022. The Company discontinued its fabrication segment in Fiscal 2013.

Non-controlling Interest

As of June 30, 2023, the Company held an indirect 55% interest each in Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”), Trio-Tech (Kuala Lumpur) Sdn. Bhd. (“TTKL”), 55% interest in SHI International Pte Ltd (“SHI”), 52% interest in PT SHI Indonesia (“PT SHI”) and PT SHI, 76% interest in Prestal Enterprise Sdn. Bhd. (“Prestal”) and an interest of 51% in Trio-Tech Jiangsu Co., Ltd. (“TTJS”). The non-controlling interest for Fiscal 2023, in the net profit of subsidiaries, was $214, a change of $310 compared to a non-controlling interest in the net loss of $96 for the previous fiscal year. The change in the non-controlling interest was primarily attributable to the net income generated by TTJS.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech International Common Shareholders for Fiscal 2023 was $1,544 compared to the net income attributable to Trio-Tech International Common Shareholders of $2,395 for Fiscal 2022.

Earnings per Share

Basic earnings per share from continuing operations was $0.38 in Fiscal 2023, as compared to basic earnings per share of $0.61 in Fiscal 2022. Basic loss per share from discontinued operations was $nil for Fiscal 2023 and $0.01 for Fiscal 2022.

Diluted earnings per share from continuing operations was $0.37 in Fiscal 2023, as compared to diluted earnings per share $0.57 in Fiscal 2022. Diluted earnings per share from discontinued operations was $nil for both Fiscal 2023 and 2022.

Segment Information

The revenue, gross margin and income / (loss) from each segment for the years ended June 30, 2023 and 2022 are presented below. As the segment revenue and gross margin for each segment has been discussed in previous sections, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and (loss) / income from operations for the Manufacturing segment for the years ended June 30, 2023 and 2022 were as follows:

	For the Year Ended June 30,
	2023	2022
Revenue	$13,827	$13,526
Gross margin	23.4%	25%
(Loss) / Income from operations	$(58)	$275

Loss from operations in the Manufacturing segment was $58 in Fiscal 2023, a decrease of $333, as compared to an income from operation of $275 in Fiscal 2022. The decrease in net income was attributable to a decrease of gross margin of $137 and increase in the operating expense of $194. Operating expense was $3,298 and $3,104 for Fiscal 2023 and 2022, respectively. The increase in operating expense was mainly due to an increase in selling expense of $126 and general and administrative expense of $226. The increase was partially offset by a decrease of $192 in corporate overhead compared to Fiscal 2022. The increase in selling expense was primarily due to an increase in travel expense as travel restriction eased and economic activities resumed and also increase of warranty expenses. The increase in general and administrative expense is attributable to higher payroll related expenses.

Testing Segment

The revenue, gross margin and income from operations for the Testing segment for the years ended June 30, 2023 and 2022 were as follows:

	For the Year Ended June 30,
	2023	2022
Revenue	$23,130	$19,477
Gross margin	32.3%	33.5%
Income from operations	$1,648	$1,313

Income from operations in the Testing segment in Fiscal 2023 was $1,648, as compared to $1,313 in Fiscal 2022. The significant increase in operating profit was attributable to an increased gross profit of $955 attributed to the new subsidiary in China which was not yet fully operational in the same period of Fiscal 2022. Operating expense was $5,824 and $5,205 for Fiscal 2023 and 2022, respectively. The increase of $620 in operating expense was mainly due to an increase of $359 in general and administrative expense and $320 in corporate overhead expense. The increase in general and administrative expense was mainly due to the new subsidiary in China operations as discussed earlier.

Distribution Segment

The revenue, gross margin and income from operations for the Distribution segment for the years ended June 30, 2023 and 2022 were as follows:

	For the Year Ended June 30,
	2023	2022
Revenue	$6,270	$11,037
Gross margin	16.6%	17.1%
Income from operations	$816	$1,525

Income from operations in the Distribution segment was $816 in Fiscal 2023, as compared to $1,525 in Fiscal 2022. The decrease was mainly due to the decrease in gross margin of $848 and were partly offset by a decrease in operating expense. Operating expense was $224 and $363 for Fiscal 2023 and 2022, respectively. The decrease of $139 in operating expense was mainly due to a decrease in general and administrative expenses and selling expenses. The decrease in selling expense was mainly due to lower commission expense as a result of a decrease in commissionable revenue in distribution segment.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the years ended June 30, 2023 and 2022 were as follows:

	For the Year Ended June 30,
	2023	2022
Revenue	$23	$25
Gross loss	(213.0)%	(212.0)%
Loss from operations	$(98)	$(119)

Loss from operations in the Real Estate segment was $98 in Fiscal 2023, as compared to $119 in Fiscal 2022. Operating expense was $49 and $67 in each of the years ended June 30, 2023 and 2022 respectively.

Corporate

The loss from operations for corporate for the years ended June 30, 2023 and 2022, respectively:

	For the Year Ended June 30,
	2023	2022
Loss from operations	$(80)	$(641)

In Fiscal 2023, corporate operating loss was $80, a change of $561, compared to $641 in Fiscal 2022. The significant fluctuation was mainly due to decreased stock option expenses and professional expenses in Fiscal 2023.

Liquidity

Net cash provided by operating activities increased by $5,987 to $8,110 for the year ended June 30, 2023, compared to $2,123 for the prior year. The increase in net cash provided by operating activities was primarily due to an increase in depreciation and amortization of $2,013, trade receivables receipts of $5,058, other receivables of $395, inventories of $482, and prepaid expenses and other current assets of $1,337 offset by a decrease in cash inflow from other assets of $402, an increase in payments for accounts payable and accrued expenses of $2,343, and income taxes payable of $673.

Net cash used in investing activities increased by $5,630 to an outflow of $6,074 for the year ended June 30, 2023, from $444 in the prior year. The increase in net cash used in investing activities was primarily due to an increase in outflow of $4,715 used for investments in unrestricted deposits and $3,030 used on additional property, plant and equipment. The increase was partially offset by increase in cash inflows of $2,037 from the withdrawal of unrestricted deposits.

Net cash used in financing activities for the year ended June 30, 2023, was $1,243, compared to an inflow of $911 during the prior year. Net cash used in financing activities increased mainly due to repayment of lines of credit availed in the prior year.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loans will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months. The Company filed a Shelf Registration Statement on Form S-3 on December 3, 2021, under which we may raise capital of US$10,000,000 from any combination of securities (common stock, warrants, debt securities or units) for business expansion and working capital purposes if necessary.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. Working capital was $19,501 as of June 30, 2023, representing an increase of $2,228, or 12.9%, compared to working capital of $17,273 as of June 30, 2022. The increase in working capital was mainly due to increases in current assets, including short-term deposits, and restricted term deposits, and decreases in current liabilities, including lines of credit, accounts payable, income taxes payable, finance leases, and operating leases. Such fluctuations were partially offset by decreases in current assets, including cash and cash equivalents, trade accounts and other accounts receivable, inventories, prepaid expenses and other current assets, and finance sales receivable, and increases in current liabilities, including accrued and bank loans payable.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $4,584 and $1,468 for the years ended June 30, 2023 and 2022, respectively. The capital expenditures in Fiscal 2023 were mainly in the Singapore, China, Malaysia and Thailand operations, which provide testing services to our customers. We financed our capital expenditures and other operating expense through operating cash flows and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market. At June 30, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$3,907	$3,701
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$1,843	$1,559
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$319	$319

As of June 30, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	$4,090	$3,651
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	$1,076	$586
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$338	$338

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page 27 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2023, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2023. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2023, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of Fiscal 2023.

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

TRIO‑TECH INTERNATIONAL

By: /s/ Srinivasan Anitha Srinivasan Anitha Chief Financial Officer September 27, 2023

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

By: /s/ S.W.Yong S. W. Yong, Director Chairman and Chief Executive Officer (Principal Executive Officer) September 27, 2023

By: /s/ Srinivasan Anitha Srinivasan Anitha Chief Financial Officer (Principal Financial Officer) September 27, 2023

By: /s/ A. Charles Wilson A. Charles Wilson, Director September 27, 2023

By: /s/ Jason T. Adelman Jason T. Adelman, Director September 27, 2023

By: /s/ Richard M. Horowitz Richard M. Horowitz, Director September 27, 2023

By: /s/ Victor Ting Hock Ming Victor Ting Hock Ming, Director September 27, 2023

EXHIBITS: 7

Number	Description

3.1	Articles of Incorporation, as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K for June 30, 1988)
3.2	Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K for June 30, 1988)
10.1	Amendment to 2007 Employee Stock Option Plan (Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010)**
10.2	Amendment to 2007 Directors Equity Incentive Plan (Incorporated by reference to Exhibit B to the Registrant’s Proxy Statement for its Annual Meeting held December 14, 2010)**
10.3	Amendment to 2007 Directors Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for its Annual Meeting held December 9, 2013)**
10.4	2017 Employee Stock Option Plan (Incorporated by reference to Appendix 1 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.)**
10.5	2017 Directors Equity Incentive Plan (Incorporated by reference to Appendix 2 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.)**
10.6	Amendment to 2017 Directors Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2021)**
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trio‑Tech International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trio-Tech International and its Subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Mazars LLP

PUBLIC ACCOUNTANTS AND CHARTERED ACCOUNTANTS

We have served as the company’s auditors since 2009

_/s_/ Mazars LLP

Singapore

September 27, 2023

PCAOB ID Number 2136

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2023	June 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,583	$7,698
Short-term deposits	6,627	5,420
Trade accounts receivable, less allowance for doubtful accounts of $217 and $243, as of June 30, 2023, and June 30, 2022, respectively	9,804	11,592
Other receivables	939	998
Inventories, less provision for obsolete inventories of $648 and $674, as of June 30, 2023, and June 30, 2022, respectively	2,151	2,258
Prepaid expenses and other current assets	694	1,215
Assets held for sale	274	-
Financed sales receivable	16	21
Restricted term deposits	739	-
Total current assets	28,827	29,202
NON-CURRENT ASSETS:
Deferred tax assets	100	169
Investment properties, net	474	585
Property, plant and equipment, net	8,344	8,481
Operating lease right-of-use assets	2,609	3,152
Other assets	116	137
Financed sales receivable	-	17
Restricted term deposits	1,716	1,678
Total non-current assets	13,359	14,219
TOTAL ASSETS	$42,186	$43,421

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$-	$929
Accounts payable	1,660	2,401
Accrued expenses	5,568	6,004
Income taxes payable	418	787
Current portion of bank loans payable	475	472
Current portion of finance leases	107	118
Current portion of operating leases	1,098	1,218
Total current liabilities	9,326	11,929
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	877	1,272
Finance leases, net of current portion	42	119
Operating leases, net of current portion	1,511	1,934
Income taxes payable, net of current portion	255	137
Deferred tax liabilities	10	-
Other non-current liabilities	594	28
Total non-current liabilities	3,289	3,490
TOTAL LIABILITIES	$12,615	$15,419

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,096,680 and 4,071,680 shares issued outstanding as of June 30, 2023 and June 30, 2022, respectively	$12,819	$12,750
Paid-in capital	5,066	4,708
Accumulated retained earnings	10,763	9,219
Accumulated other comprehensive income-translation adjustments	758	1,197
Total Trio-Tech International shareholders’ equity	29,406	27,874
Non-controlling interest	165	128
TOTAL EQUITY	$29,571	$28,002
TOTAL LIABILITIES AND EQUITY	$42,186	$43,421

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended June 30,
	2023	2022
Revenue
Manufacturing	$13,827	$13,526
Testing services	23,130	19,477
Distribution	6,270	11,037
Real estate	23	25
	43,250	44,065
Cost of Sales
Cost of manufactured products sold	10,587	10,147
Cost of testing services rendered	15,658	12,960
Cost of distribution	5,228	9,147
Cost of real estate	72	78
	31,545	32,332

Gross Margin	11,705	11,733

Operating Expenses:
General and administrative	8,403	8,361
Selling	670	643
Research and development	397	375
Loss on disposal of property, plant and equipment	7	1
Total operating expenses	9,477	9,380

Income from Operations	2,228	2,353

Other Income
Interest expenses	(105)	(122)
Other income	106	595
Government Grant	153	228
Total other income	154	701

Income from Continuing Operations before Income Taxes	2,382	3,054

Income Tax Expenses	(622)	(757)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	1,760	2,297

Discontinued Operations
(Loss) / Income from discontinued operations, net of tax	(2)	2
NET INCOME	1,758	2,299

Less: net income / (loss) attributable to non-controlling interest	214	(96)
Net Income Attributable to Trio-Tech International Common Shareholders	$1,544	$2,395

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	1,545	2,396
Loss from discontinued operations, net of tax	(1)	(1)
Net Income Attributable to Trio-Tech International Common Shareholders	$1,544	$2,395

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.38	$0.61
Loss per share from discontinued operations attributable to Trio-Tech International	$-	$(0.01)
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.38	$0.60

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.37	$0.57
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.37	$0.57

Weighted average number of common shares outstanding
Basic	4,082	3,972
Dilutive effect of stock options	83	202
Number of shares used to compute earnings per share diluted	4,165	4,174

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	For the Year Ended June 30,
	2023	2022
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$1,758	$2,299
Foreign currency translation, net of tax	(616)	(1,275)
Comprehensive Income	1,142	1,024
Less: comprehensive income / (loss) attributable to non-controlling interest	37	(169)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$1,105	$1,193

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2021	3,913	12,178	4,233	6,824	2,399	419	26,053
Stock option expenses	-	-	475	-	-	-	475
Net income	-	-	-	2,395	-	(96)	2,299
Dividend declared by subsidiary	-	-	-	-	-	(122)	(122)
Exercise of stock option	159	572	-	-	-	-	572
Translation adjustment	-	-	-	-	(1,202)	(73)	(1,275)
Balance at June 30, 2022	4,072	12,750	4,708	9,219	1,197	128	28,002

Stock option expenses	-	-	358	-	-	-	358
Net income	-	-	-	1,544	-	214	1,758
Exercise of stock option	25	69	-	-	-	-	69
Translation adjustment	-	-	-	-	(439)	(177)	(616)
Balance at June 30, 2023	4,097	12,819	5,066	10,763	758	165	29,571

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	For the Year Ended June 30,
	2023	2022
Cash Flow from Operating Activities
Net income	$1,758	$2,299
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	5,088	3,075
Stock compensation	358	475
Addition of provision for obsolete inventories	61	-
Reversal of obsolete inventories	(40)	4
Payment of interest portion of finance lease	(10)	(21)
Bad debt recovery, net of allowance charged	(11)	(58)
(Accrued interest income), net accrued interest expense	(12)	78
Reversal of income tax provision	93	(7)
Assurance warranty recovery, net	5	-
Deferred tax (benefit) / expenses	106	40
Loss on sale of property, plant and equipment	7	76
Repayment of operating lease	(1,300)	(1,151)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	1,812	(3,246)
Other receivables	59	(336)
Other assets	(10)	118
Inventories	230	(252)
Prepaid expenses and other current assets	511	(826)
Accounts payable and accrued expenses	(811)	1,532
Income taxes payable	(350)	323
Other non-current liabilities	566	-
Net Cash Provided by Operating Activities	$8,110	$2,123

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits	5,140	3,103
Investment in unrestricted term deposits	(6,794)	(2,079)
Proceeds from disposal of property, plant and equipment	78	-
Additions to property, plant and equipment	(4,498)	(1,468)
Net Cash Used in Investing Activities	(6,074)	(444)

Cash Flow from Financing Activities
Payment on lines of credit	(1,502)	(1,543)
Payment of bank loans	(480)	(451)
Payment of principal portion of finance leases	(120)	(193)
Dividends paid to non-controlling interest	-	(125)
Proceeds from exercising stock options	69	572
Proceeds from lines of credit	580	2,403
Proceeds from bank loans	210	248
Net Cash (Used in) / Provided by Financing Activities	(1,243)	911

Effect of Changes in Exchange Rate	(130)	(791)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	662	1,799
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9,376	7,577
Cash, Cash Equivalents, and Restricted Cash at End of Period	$10,038	$9,376

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$104	$121
Income taxes	$558	$403

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	7,583	7,698
Restricted Term-Deposits in Current Assets	739	-
Restricted Term-Deposits in Non-Current Assets	1,716	1,678
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$10,038	$9,376

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $739 as at June 30, 2023 are classified as current assets as they relates to short-term trade financing. On the other hand, restricted deposits of $1,716 as at June 30, 2023 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2023 AND 2022

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI” hereafter) was incorporated in fiscal 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates manufacturing and testing facilities in the United States. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. During the year ended June 30, 2023, TTI conducted business in four business segments: Manufacturing, Testing Services, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China, as follows:

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

* 100% owned by Trio-Tech International Pte. Ltd.

The consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP’’). The basis of accounting differs from that used in the statutory financial statements of the Company’s subsidiaries and equity investee companies, which are prepared in accordance with the accounting principles generally accepted in their respective countries of incorporation. In the opinion of management, the consolidated financial statements have reflected all costs incurred by the Company and its subsidiaries in operating the business.

All dollar amounts in the consolidated financial statements and in the notes herein are presented in thousands of United States dollars (US$’000) unless otherwise designated.

Liquidity — The Company earned net income attributable to common shareholders of $1,544 during the year ended June 30, 2023 (“Fiscal 2023”) and net income attributable to common shareholders of $2,395 during the year ended June 30, 2022 (“Fiscal 2022”), respectively.

The Company’s core businesses, testing services, manufacturing and distribution, operate in a volatile industry, where average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which can impact liquidity.

Foreign Currency Translation and Transactions — The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar (“SGD”), the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. The Company also has business entities in Malaysia, Thailand, China and Indonesia of which the Malaysian ringgit (“RM”), Thai baht, Chinese renminbi (“RMB”) and Indonesian rupiah, are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

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

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful account receivables, reserve for obsolete inventory, reserve for warranty, impairments and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

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

Revenue derived from Testing is recognized when testing services are rendered. Revenue generated from sale of products in the Manufacturing and Distribution segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the control has been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured. Certain customers can request for installation and training services to be performed for certain products sold in the Manufacturing segment. These services are mainly for helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well and these do not significantly modify the product. The Company recognizes the revenue at a point in time when the Company has satisfied its performance obligation.

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

The Company’s management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2023 and 2022.

Assurance Warranty Costs — The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded in its Manufacturing segment. The Company estimates warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Term Deposits — Term deposits consist of bank balances and interest-bearing deposits with maturities less than three months..

Restricted Term Deposits — The Company held certain term deposits in Singapore and Malaysia operations which were considered restricted, as they were held as security against certain facilities granted by the financial institutions.

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

Leases – The Company applies the guidance in ASC Topic 842 to its individual leases of assets. When the Company receives substantially all the economic benefits from and directs the use of specified property, plant and equipment, the transactions give rise to leases. The Company’s classes of assets include real estate leases. The Company determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date.

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

Retained Earnings — It is the intention of the Company to re-invest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable as of the date of this Annual Report. The amount of earnings retained in subsidiaries was $21,001 and $18,755 as of June 30, 2023 and 2022, respectively.

Research and Development Costs — The Company incurred research and development costs of $397 and $375 during Fiscal 2023 and 2022, respectively, which were charged to operating expense as incurred.

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

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The financial assets and financial liabilities that require recognition under the guidance include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

●

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we can access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include U.S. treasuries, most money market funds, marketable equity securities and our employee deferred compensation plan;

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2022, FASB issued ASU 2022-02 ASC Topic 326: Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR") and Vintage Disclosures, which require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements.

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

Other new pronouncements issued but not yet effective until after June 30, 2023 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  TERM DEPOSITS

	For the Year Ended June 30,
	2023	2022

Short-term deposits	$6,901	$5,619
Currency translation effect on short-term deposits	(274)	(199)
Total short-term deposits	6,627	5,420
Restricted term deposits - Current	755	-
Currency translation effect on restricted term deposits	(16)	-
Total restricted term deposits - Current	739	-
Restricted term deposits - Non-Current	1,763	1,746
Currency translation effect on restricted term deposits	(47)	(68)
Total restricted term deposits - Non-Current	1,716	1,678
Total term deposits	$9,082	$7,098

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions and serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. As at year ended June 30, 2023, restricted deposits of $739 are classified as current assets as they relates to short-term trade financing. Restricted deposits of $1,716 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.  TRADE ACCOUNT RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Account receivables are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

Senior management reviews trade account receivables on a periodic basis to determine if any receivables will potentially be uncollectible. Management includes any trade account receivables balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believed the allowance for doubtful accounts as of June 30, 2023 and June 30, 2022 was adequate.

The following table represents the changes in the allowance for doubtful accounts:

	For the Year Ended June 30,
	2023	2022

Beginning	$243	$311
Additions charged to expenses	9	48
Recovered	(20)	(106)
Currency translation effect	(15)	(10)
Ending	$217	$243

5.  LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivable from property development projects in China as of June 30, 2023.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	276
Less: allowance for doubtful receivables		(2,000)	(276)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	689
Less: transfer – down-payment for purchase of investment property		(5,000)	(689)
Net loan receivables from property development projects		-	-

The short-term loan receivables of renminbi (“RMB”) 2,000, or approximately $276, arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects located in Chongqing City, China (“Project - Yu Jin Jiang An”) during the year ended June 30, 2011. TTCQ did not generate other income from JiangHuai during Fiscal 2023 or Fiscal 2022. TTCQ is in the legal process of recovering the outstanding amount of $276.

The long-term loan receivable of RMB 5,000, or approximately $689, arose from TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in JiaSheng’s property development projects (“Project B-48 Phase 2”) located in Chongqing City, China during the year ended June 30, 2011. The loan receivable was secured and repayable at the end of the term. During the year ended June 30, 2015, the loan receivable was transferred to a down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 10).

6.  INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2023	2022

Raw materials	$1,389	$1,764
Work in progress	1,132	683
Finished goods	178	238
Less: provision for obsolete inventories	(648)	(674)
Currency translation effect	100	247
	$2,151	$2,258

The following table represents the changes in provision for obsolete inventories:

	For the Year Ended June 30,
	2023	2022

Beginning	$674	$679
Additions charged to expenses	61	17
Usage – disposition	(40)	(34)
Currency translation effect	(47)	12
Ending	$648	$674

7.  ASSETS HELD FOR SALE

During the fourth quarter of 2023, the China operations had two equipment that were held for sale which had a net book value of RMB 1,985, or approximately $274, to assets held for sale. As of August 2023, a purchaser had submitted deposits, and the finalization of the transaction is currently in progress.

8.  INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of June 30, 2023. The exchange rate is based on the market rate as of June 30, 2023.

	Investment Date / Reclassification	Investment Amount	Investment Amount
	Date	(RMB)	(U.S. Dollars)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(199)
Gross investment in rental property		9,649	1,330

Accumulated depreciation on rental property	Jun 30, 2023	(7,884)	(1,123)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(6,091)	(856)
Net investment in property – China		3,558	474

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

Rental Property I - MaoYe Property

During the year ended June 30, 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, or approximately $894. During the year ended June 30, 2019, the Company sold thirteen of the fifteen units constituting the MaoYe Property. Management has decided not to sell the remaining two units of MaoYe properties in the near future, due to current conditions of the property market in China. A new lease agreement was entered into on February 1, 2023 for a period of 4 years at a monthly rate of RMB14, or approximately $2, after termination of the previous agreement. Pursuant to the agreement, monthly rental will increase by 5% each year.

Property purchased from MaoYe generated a rental income of $14 and $4 for Fiscal 2023 and 2022, respectively.

Depreciation expense for MaoYe was $15 and $16 for Fiscal 2023 and 2022, respectively.

Rental Property II - JiangHuai

During the year ended June 30, 2010, TTCQ purchased 8 units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. As of June 30, 2023, TTCQ had not received the title deed for properties purchased from JiangHuai. While the above is not expected to affect the property’s market value, the COVID-19 pandemic and current economic situation are likely to cause delays in court to consummate the execution of the sale.

Property purchased from JiangHuai did not generate any rental income for Fiscal 2023 and 2022.

Depreciation expense for JiangHuai was $26 and $28 for Fiscal 2023 and 2022, respectively.

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

In August 2022, TTCQ signed a tenancy agreement for one of the two commercial properties for a period of 1 year at a monthly rate of RMB6, or approximately $1. TTCQ is actively searching for tenants to occupy the other commercial property, which is vacant as of the date of this Report.

Properties purchased from FuLi generated a rental income of $10 and $21 for Fiscal 2023 and 2022, respectively.

Depreciation expense for FuLi was $30 and $31 for Fiscal 2023 and 2022, respectively.

Summary

Total rental income for all investment properties in China was $24 and $25 for Fiscal 2023 and 2022, respectively.

Depreciation expense for all investment properties in China was $71 and $75 for Fiscal 2023 and 2022, respectively.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	For the Year Ended June 30,
	Life in Years	2023	2022
Building and improvements	3-20	$5,243	$5,190
Leasehold improvements	3-27	9,623	6,545
Machinery and equipment	3-7	28,001	27,172
Furniture and fixtures	3-5	1,308	1,234
Equipment under finance leases	3-5	1,525	1,413
Property, plant and equipment, gross		$45,700	$41,554
Less: accumulated depreciation		(33,110)	(30,116)
Accumulated amortization on equipment under finance leases		(1,402)	(1,330)
Total accumulated depreciation		$(34,512)	$(31,446)
Property, plant and equipment before currency translation effect, net		$11,188	$10,108
Currency translation effect		(2,844)	(1,627)
Property, plant and equipment, net		$8,344	$8,481

Depreciation and amortization expense for property, plant and equipment during Fiscal 2023 and 2022 was $3,727 and $2,126, respectively.

10.  OTHER ASSETS

Other assets consisted of the following:

	For the Year Ended June 30,
	2023	2022

Deposits for rental and utilities and others	117	142
Currency translation effect	(1)	(5)
Total	$116	$137

*Down payment for purchase of investment properties included:

	2023
	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	689
Interest Receivable	1,250	172
Less: Impairment of Interest	(906)	(125)
Transferred to Down Payment (Note *b)	5,344	736
* Down Payment for Purchase of Investment Properties	10,207	1,407
Add: Effect of foreign currency exchange	-	133
Less: Provision of Impairment loss on other assets	(10,207)	(1,580)
* Down Payment for Purchase of Investment Properties	$-	$-

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

b)

Amounts of RMB 5,000, or approximately $689, as disclosed in Note 5, plus the interest receivable on long-term loan receivable of RMB 1,250, or approximately $172, and impairment on interest of RMB 906, or approximately $125.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in Singapore Themed Resort Project. The initial targeted date of completion was in Fiscal 2017. However, the progress has been delayed as the developer is currently undergoing asset reorganization process, to re-negotiate with their creditors to complete the project.

During the fourth quarter of Fiscal 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Singapore Theme Resort Project in Chongging, China. The Company elected to take this non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies, together with effects of the ongoing pandemic. The local court is verifying the documents due to the sizable number of creditors as of June 30, 2023.

11.  LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value, because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$3,907	$3,701
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$1,843	$1,559
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$319	$319

As of June 30, 2022, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Ranging from 1.85% to 5.5%	$4,090	$3,651
Universal (Far East) Pte. Ltd.	Lines of Credit	Ranging from 1.85% to 5.5%	$1,076	$586
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$338	$338

12.  ACCRUED EXPENSE

Accrued expense consisted of the following:

	For the Year Ended June 30,
	2023	2022

Payroll and related costs	$1,880	$2,158
Commissions	158	116
Legal and audit	280	320
Sales tax	140	531
Utilities	236	273
Warranty	24	16
Accrued purchase of materials and property, plant and equipment	1,214	905
Provision for reinstatement	380	308
Contract liabilities	1,275	988
Other accrued expense	50	581
Currency translation effect	(69)	(192)
Total	$5,568	$6,004

13.  ASSURANCE WARRANTY ACCRUAL

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

	For the Year Ended June 30,
	2023	2022

Beginning	$16	$14
Additions charged to cost and expense	32	7
(Utilization)/ Recovery	(25)	(4)
Currency translation effect	1	(1)
Ending	$24	$16

14.  BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	For the Year Ended June 30,
	2023	2022

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2% (4.6% and 3.791% at June 30, 2023 and June 30, 2022) per annum, respectively, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,208 and $2,372 as of June 30, 2023 and June 30, 2022, respectively.	$957	$1,392
Financing arrangement at a fixed interest rate of 3.2% per annum, with monthly payments of principal plus interest through July 2025.	84	128
Financing arrangement at a fixed interest rate of 3.0% per annum, with monthly payments of principal plus interest through December 2026.	169	224
Financing arrangement at a fixed interest rate of 3.0% per annum, with monthly payments of principal plus interest through August 2027.	142	-
Total bank loans payable	$1,352	$1,744

Current portion of bank loans payable	503	503
Currency translation effect on current portion of bank loans	(28)	(31)
Current portion of bank loans payable	475	472
Long-term portion of bank loans payable	933	1,357
Currency translation effect on long-term portion of bank loans	(56)	(85)
Long-term portion of bank loans payable	$877	1,272

Future minimum payments (excluding interest) as of June 30, 2023, were as follows:

2024	$475
2025	262
2026	231
2027	212
Thereafter	172
Total obligations and commitments	$1,352

Future minimum payments (excluding interest) as of June 30, 2022, were as follows:

2023	$472
2024	481
2025	246
2026	214
2027	190
Thereafter	141
Total obligations and commitments	$1,744

15.  COMMITMENTS AND CONTINGENCIES

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

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the year ended June 30, 2023, or for the same period in the prior year.

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

17.  CONCENTRATION OF CUSTOMERS

During the years ended June 30, 2023 and 2022, the Company had 3 major customers that accounted for the following revenue and trade account receivables:

	For the Year Ended June 30,
	2023	2022

Revenue
- Customer A	33.5%	40.3%
- Customer B	14.7%	5.5%
- Customer C	11.2%	19.4%
Trade Account Receivables
- Customer A	31.2%	36.0%
- Customer B	24.0%	8.8%
- Customer C	15.9%	24.2%

18.  BUSINESS SEGMENTS

In Fiscal 2023, the Company operated in four segments; the testing service industry (which performs structural and electronic tests of semiconductor devices), the designing and manufacturing of equipment (assembly of equipment that tests the structural integrity of integrated circuits and other products), distribution of various products from other manufacturers in Singapore and Asia and the real estate segment in China.

The cost of equipment, current year investment in new equipment and depreciation expense are allocated into respective segments based on the primary purpose for which the equipment was acquired.

All intersegment sales were sales from the Manufacturing segment to the Testing and Distribution segment. Total intersegment sales were $517 in the year ended June 30, 2023 and $439 in the year ended June 30, 2022. Corporate assets consisted primarily of cash and prepaid expense. Corporate expense consisted primarily of stock option expense, salaries, insurance, professional expenses and directors' fees. Corporate expenses are allocated to the four segments on a predetermined fixed amount calculated based on the annual budgeted sales, except the Malaysia and China operations, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

			Operating
	Year Ended		Income /	Total	Depr. And	Capital
	Jun. 30,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2023	$13,827	$(58)	$13,864	$481	$143
	2022	$13,526	$275	$14,652	$417	$116

Testing Services	2023	23,130	1,648	24,559	4,532	4,329
	2022	19,477	1,313	25,148	2,577	1,351

Distribution	2023	6,270	816	1,275	-	-
	2022	11,037	1,525	1,740	-	-

Real Estate	2023	23	(98)	1,988	75	-
	2022	25	(119)	1,608	81	1

Corporate & Unallocated	2023	-	(80)	500	-	26
	2022	-	(641)	273	-	-

Total Company	2023	$43,250	$2,228	$42,186	$5,088	$4,498
	2022	$44,065	$2,353	$43,421	$3,075	$1,468

19.  OTHER INCOME

Other income consisted of the following:

	For the Year Ended June 30,
	2023	2022
Interest income	$174	$69
Other rental income	115	116
Exchange (loss) / gain	(269)	129
Commission income	-	189
Dividend income	-	10
Other miscellaneous income	86	82
Total	$106	$595

20.  GOVERNMENT GRANTS

	For the Year Ended June 30,
	2023	2022
Government grants	$153	$228

During Fiscal 2023, the Company received government grants amounting to $153, $107 of which was financial assistance received from the Singapore government.

During Fiscal 2022, the Company received government grants amounting to $228, $146 of which was financial assistance received from the Singapore and Malaysia governments amid the COVID-19 pandemic.

21.  INCOME TAXES

(Loss) / Income before provision for income taxes consists of the following:

	For the Year Ended June 30,
	2023	2022
United States	550	(1,156)
International	1,832	4,210
Total	$2,382	$3,054

The components of the provision for income taxes are as follows:

	For the Year Ended June 30,
	2023	2022
Current:
Federal	$104	$72
State	2	2
Foreign	410	643
	$516	$717
Deferred:
Federal	$-	$-
State	-	-
Foreign	106	40
	106	40
Total	$622	$757

A reconciliation of income tax benefit compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	For the Year Ended June 30,
	2023	2022
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	(1.19)	(2.0)
Permanent items and credits	16.08	2.44
Foreign rate differential	(0.44)	(18.50)
Other	(0.09)	-
Changes in valuation allowance	(9.43)	21.88
Effective rate	26.141%	24.82%

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

Due to the enactment of Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the year ended June 30, 2023.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at June 30, 2023.

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

Temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

	For the Year Ended June 30,
	2023	2022
Deferred tax assets:
Net operating losses and credits	$704	$789
Inventory valuation	68	125
Right-of-use assets	61
Provision for bad debts	-	223
Accrued vacation	11	8
Accrued expense	172	265
Fixed asset basis	9	4
Investment	71	77
General business credit	22	-
Other	-	(106)
Total deferred tax assets	$1,118	$1,385

Deferred tax liabilities:
Depreciation	$(342)	$(371)
	(61)
Other	(8)	(3)
Total deferred tax liabilities	$(411)	$(374)

Subtotal	707	1,011
Valuation allowance	(617)	(842)
Net deferred tax assets	$90	$169

Presented as follows in the balance sheets:
Deferred tax assets	$100	$169
Deferred tax liabilities	(10)	-
Net deferred tax assets	$90	$169

The valuation allowance decreased by $225 and increased by $220 in Fiscal 2023 and 2022, respectively.

At June 30, 2023, the Company had no federal net operating loss carry-forward and state net operating loss carry-forward of $1,940, which expire through 2033. These carryovers may be subject to limitations under I.R.C. Section 382. Management of the Company is uncertain whether it is more likely than not that these future benefits will be realized. Accordingly, a full valuation allowance was established.

Generally, U.S. federal, state, and foreign authorities may examine the Company’s tax returns for three years, four years, and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to adjust the Company’s net operating loss carry-forwards until the statute of limitations closes on the tax years in which the net operating losses are utilized.

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

The Company recognizes revenue at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether the control has transferred by considering several indicators, including whether:

●	the Company has a present right to payment;
●	the customer has legal title;
●	the customer has physical possession;
●	the customer has significant risk and rewards of ownership; and
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

Not all the indicators need to be met for the Company to conclude that control has transferred to the customer. In circumstances in which revenue is recognized prior to the product acceptance, the portion of revenue associated with its performance obligations of product installation and training services are deferred and recognized upon acceptance.

Majority of sales under the Manufacturing segment include a 12-month warranty. The Company generally provides a limited warranty that our products comply with applicable specifications at the time of delivery. Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective parts. The Company has concluded that the warranty provided for standard products are assurance type warranties and are not separate performance obligations.

Customized products are generally more complex and, as a result, may contain unforeseen faults that could lead to additional costs for us, including increased servicing or the need to provide product modifications. Warranty provided for customized products are service warranties and are separate performance obligations. Transaction prices are allocated to this performance obligation using cost plus method. The portion of revenue associated with warranty service is deferred and recognized as revenue over the warranty period, as the customer simultaneously receives and consumes the benefits of warranty services provided by the Company.

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

Distribution

The Company distributes complementary products, made by manufacturers around the world. The Company recognizes revenue from product sales at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether the control has transferred by considering several indicators discussed above. The Company recognizes the revenue at a point in time, generally upon shipment or delivery of the products to the customer or distributors, depending upon terms of the sales order.

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

Contract assets were recorded under other receivable while contract liabilities were recorded under accrued expense in the balance sheet.

The following table is the reconciliation of contract balances.

	Jun. 30,	Jun. 30,
	2023	2022

Trade Accounts Receivable	$9,804	$11,592
Accounts Payable	1,667	2,401
Contract Liabilities	1,275	988

Remaining Performance Obligation

As of June 30, 2023, the Company had $55 of remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, this amount is expected to be recognized as revenue over the next two years.

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

Options to purchase 656,375 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of June 30, 2023. 285,500 stock options were excluded in the computation of diluted EPS for Fiscal 2023 because they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2023	2022

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$1,545	$2,396
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(1)	(1)
Net income attributable to Trio-Tech International Common Shareholders	$1,544	$2,395

Weighted average number of common shares outstanding - basic	4,082	3,972
Dilutive effect of stock options	83	202
Number of shares used to compute earnings per share - diluted	4,165	4,174

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.38	$0.61
Basic loss per share from discontinued operations attributable to Trio-Tech International	-	(0.01)
Basic earnings per share from net income attributable to Trio-Tech International	$0.38	$0.60

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.37	$0.57
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.37	$0.57

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●

An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since our equity shares have been publicly traded for only a limited period and we did not have sufficient historical exercise data at the grant date of the options;

●	A risk-free interest rate varying from 0.11% to 4.17% (2022: 0.11% to 2.35%);
●	No expected dividend payments and;
●	Expected volatility of 47.3% to 73.85% (2022: 45.38% to 55.59%).

The expected volatilities are based on the historical volatility of the Company’s Common Stock. Due to higher volatility, the observation was made on a daily basis for the 12 months ended June 30, 2023 and 2022 respectively. The observation period covered is consistent with the expected life of the options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies without access to adequate historical data about employee exercise behavior to use a simplified approach for estimating the expected life of a "plain vanilla" option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the year ended June 30, 2023, the Company granted options to purchase 65,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan, with a weighted average grant-date fair value of $4.84.

There were 5,000 stock options exercised under the 2017 Employee Plan during the year ended June 30, 2023. The Company recognized stock-based compensation expense of $145 in the year ended June 30, 2023 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $144 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of 3 years. The weighted average remaining contractual term for non-vested options outstanding under the 2017 Employee Plan was 1.99 years.

As of June 30, 2023, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 134,625 shares of Common Stock, with a weighted average exercise price was $4.49, and weighted average contractual term of 2.57 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan as of June 30, 2023, was $605.

A summary of option activities under the 2017 Employee Plan during the year ended June 30, 2023, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	236,375	5.21	2.61	87
Granted	65,000	4.84	-	-
Exercised	(5,000)	3.75	-	-
Forfeited or expired	(80,000)	-	-	-
Outstanding at June 30, 2023	216,375	4.89	2.92	140
Exercisable at June 30, 2023	134,625	4.49	2.57	125

A summary of the status of the Company’s non-vested employee stock options during the year ended June 30, 2023, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2022	75,875	$5.98
Granted	65,000	4.77
Vested	(49,125)	-
Forfeited	(10,000)	-
Non-vested at June 30, 2023	81,750	$5.53

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

As of June 30, 2022, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 160,500 shares of Common Stock, with a weighted average exercise price was $4.93, and weighted average contractual term of 1.98 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan as of June 30, 2022, was $632.

A summary of option activities under the 2017 Employee Plan during the year ended June 30, 2022, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2021	267,000	4.21	3.22	290
Granted	40,500	7.76	4.73	-
Exercised	(71,125)	2.93	-	-
Outstanding at June 30, 2022	236,375	5.21	2.61	87
Exercisable at June 30, 2022	160,500	4.93	1.98	66

A summary of the status of the Company’s non-vested employee stock options during the year ended June 30, 2022, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2021	102,250	$2.29
Granted	40,500	3.69
Vested	(66,875)	-
Non-vested at June 30, 2022	75,875	$5.98

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

There were no options exercised during the year ended June 30, 2023 and 37,500 options exercised during the year ended June 30, 2022. The Company did not recognize any stock-based compensation expense in both Fiscal 2023 and Fiscal 2022, under the 2007 Employee Plan.

As of June 30, 2023 and 2022, there were no vested or unvested stock options outstanding under the 2007 Employee Plan.

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

During the year ended June 30, 2023, the Company granted options to purchase 100,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan, with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant, and a fair value of approximately $213, based on the fair value of $2.13 per share determined by the Black-Scholes option pricing model.

As all stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2023.

There were 20,000 stock options exercised under the 2017 Directors Plan during the year ended June 30, 2023. The Company recognized stock-based compensation expense of $213 in the year ended June 30, 2023 under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the year ended June 30, 2023, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	420,000	$5.10	2.85	$228
Granted	100,000	4.51	-	-
Exercised	20,000	2.53	-
Forfeited or expired	(80,000)	5.98	-	-
Outstanding at June 30, 2023	420,000	$4.91	2.91	$309
Exercisable at June 30, 2023	420,000	4.91	2.91	309

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

A summary of option activities under the 2017 Directors Plan during the year ended June 30, 2022, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	320,000	$4.27	3.22	$340
Granted	100,000	7.76	4.73	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2022	420,000	$5.10	2.85	$228
Exercisable at June 30, 2022	420,000	5.10	2.85	228

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

There were no stock options exercised during the year ended June 30, 2023. The Company did not recognize any stock-based compensation expense during the year ended June 30, 2023.

There were 50,000 options exercised during the year ended June 30, 2022. The Company did not recognize any stock-based compensation expense during the year ended June 30, 2022.

As of June 30, 2023 and 2022, there were no vested or unvested stock options outstanding under 2007 Directors Plan.

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

25.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases were $71 and $75 for the years ended June 30, 2023 and 2022, respectively.

Future minimum rental income in China and Thailand to be received from fiscal year ended June 30, 2024 to fiscal year ended June 30, 2027 on non-cancellable operating leases, and is contractually due as of June 30, 2023, as follows:

2024	$141
2025	141
2026	46
2027	16
$344

Future minimum rental income in China and Thailand to be received from Fiscal 2023 to the fiscal year ended June 30, 2027 on non-cancellable operating leases, and is contractually due as of June 30, 2022, as follows:

2023	$6
2024	$27
2025	28
2026	29
2027	10
$100

Sales-type leases under which the Company is the lessor arise from the lease of 4 units of chiller systems. The Company classifies its lease arrangements at inception of the arrangement. The lease term is 3 years, contains an automatic transfer of title at the end of the lease term and a guarantee of residual value at the end of the lease term. The customer is required to pay for executory cost such as taxes.

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of 4 units of chiller systems are as follows:

Components of Lease Balances	For the Year Ended June 30,
	2023	2022
Assets
Gross financial sales receivable	$17	$41
Unearned finance income	(1)	(3)
Financed sales receivable	$16	$38

Net financed sales receivables due within one year	$16	$21
Net financed sales receivables due after one year	$-	$17

As of June 30, 2023, the financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 0.75 years.

As of June 30, 2022, the financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 1.75 years.

Company as Lessee

The Company has operating leases for corporate offices and research and development facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases is as follows (in thousands):

	For the Year Ended June 30,
	2023	2022
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,734	$1,727
Accumulated depreciation	(1,075)	(1,179)
Plant and Equipment, Net	$658	$548

Current portion of finance leases	$107	$118
Net of current portion of finance leases	42	119
Total Finance Lease Liabilities	$149	$237

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets	$2,609	$3,152
Operating lease right-of-use assets, Net	$2,609	$3,152

Current portion of operating leases	1,098	1,218
Net of current portion of operating leases	1,511	1,934
Total Operating Lease Liabilities	$2,609	$3,152

	For the Year Ended June 30,
	2023	2022
Lease Cost
Finance lease cost:
Interest on finance lease	$2	$29
Amortization of right-of-use assets	43	209
Total finance lease cost	45	238

Operating Lease Costs	$1,518	$949

Other information related to leases was as follows (in thousands except lease term and discount rate):

	For the Year Ended June 30,
	2023	2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(10)	$(21)
Operating cash flows from operating leases	(1,300)	(1,151)
Finance cash from finance leases	-	-
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	1,297	1,276

Weighted-Average Remaining Lease Term:
Finance leases	1.59	2.02
Operating leases	2.42	2.83
Weighted-Average Discount Rate:
Finance leases	3.22%	3.26%
Operating leases	5.68%	5.53%

As of June 30, 2023, the maturities of the Company's operating and finance lease liabilities were as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2024	1,321	112
2025	846	33
2026	570	12
Thereafter	64	-
Total future minimum lease payments	$2,801	$157
Less: amount representing interest	(192)	(8)
Present value of net minimum lease payments	$2,609	$149

Presentation on statement of financial position
Current	1,098	107
Non-Current	1,511	42

As of June 30, 2022, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2023	$1,357	$129
2024	1,032	104
2025	554	20
2026	423	-
Thereafter	69	-
Total future minimum lease payments	$3,435	$253
Less: amount representing interest	(283)	(16)
Present value of net minimum lease payments	$3,152	$237

Presentation on statement of financial position
Current	1,218	118
Non-Current	1,934	119

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

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., 48% of PT. SHI Indonesia, 24% interest in Prestal Enterprise Sdn. Bhd., and 49% interest in Trio-Tech Jiangsu Co., Ltd., which are subsidiaries of the Company.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
	2023	2022
Non-controlling interest
Beginning balance	$128	$419
Net income / (loss)	214	(96)
Dividend declared by a subsidiary	-	(122)
Translation adjustment	(177)	(73)
Ending balance	$165	$128

27.  COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.