Form 10-Q
period 2023-09-30
TRIO-TECH INTERNATIONAL
filed 2023-11-13
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 1, 2023, there were 4,097,430 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited), and June 30, 2023	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Three Months Ended September 30, 2023 (Unaudited), and September 30, 2022 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2023 (Unaudited), and September 30, 2022 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2023 (Unaudited), and September 30, 2022 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

Signatures		39

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; the divestiture of one or more business segments in response to, among other factors, changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; ongoing public health issues related to the COVID-19 pandemic both nationally and internationally; the trade tension between U.S. and China; inflation; the war in Ukraine; other economic, financial and regulatory factors beyond the Company’s control and uncertainties relating to our ability to operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulation in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock, no par value (“Common Stock”) or impair our ability to raise money. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,333	$7,583
Short-term deposits	5,946	6,627
Trade accounts receivable, less allowance for doubtful accounts of $212 and $217, respectively	10,973	9,804
Other receivables	1,671	939

Inventories, less provision for obsolete inventories of $648 and $648, respectively	4,023	2,151
Prepaid expenses and other current assets	660	694
Assets held for sale	-	274
Financed sales receivable	11	16
Restricted term deposits	737	739
Total current assets	32,354	28,827
NON-CURRENT ASSETS:
Deferred tax assets	152	100
Investment properties, net	458	474
Property, plant and equipment, net	7,290	8,344
Operating lease right-of-use assets	2,563	2,609
Other assets	163	116
Restricted term deposits	1,719	1,716
Total non-current assets	12,345	13,359
TOTAL ASSETS	$44,699	$42,186

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$297	$-
Accounts payable	2,556	1,660
Accrued expenses	7,507	5,568
Income taxes payable	393	418
Current portion of bank loans payable	423	475
Current portion of finance leases	97	107
Current portion of operating leases	1,190	1,098
Total current liabilities	12,463	9,326
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	809	877
Finance leases, net of current portion	24	42
Operating leases, net of current portion	1,372	1,511
Income taxes payable, net of current portion	142	255
Deferred tax liabilities	7	10
Other non-current liabilities	227	594
Total non-current liabilities	2,581	3,289
TOTAL LIABILITIES	$15,044	$12,615

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,096,680 shares issued outstanding as at September 30 and June 30, 2023	$12,819	12,819
Paid-in capital	5,126	5,066
Accumulated retained earnings	10,993	10,763
Accumulated other comprehensive income-translation adjustments	554	758
Total Trio-Tech International shareholders’ equity	29,492	29,406
Non-controlling interest	163	165
TOTAL EQUITY	$29,655	$29,571
TOTAL LIABILITIES AND EQUITY	$44,699	$42,186

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	Sept. 30, 2023	Sept. 30, 2022
Revenue
Manufacturing	$2,885	$3,585
Testing services	5,164	6,364
Distribution	1,910	1,982
Real estate	7	8
	9,966	11,939
Cost of Sales
Cost of manufactured products sold	2,049	2,525
Cost of testing services rendered	3,784	4,126
Cost of distribution	1,596	1,648
Cost of real estate	17	18
	7,446	8,317

Gross Margin	2,520	3,622

Operating Expenses:
General and administrative	2,158	2,305
Selling	187	173
Research and development	85	73
Loss on disposal of property, plant and equipment	91	4
Total operating expenses	2,521	2,555

(Loss) / Income from Operations	(1)	1,067

Other Income/(Expenses)
Interest expenses	(24)	(44)
Other income, net	196	158
Government Grant	73	21
Total other income	245	135

Income from Continuing Operations before Income Taxes	244	1,202

Income Tax Expenses	(37)	(225)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	207	977

Discontinued Operations
Income from discontinued operations, net of tax	-	1
NET INCOME	207	978

Less: Net (loss) / income attributable to the non-controlling interest	(23)	96
Net Income Attributable to Trio-Tech International Common Shareholders	$230	$882

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	227	882
Income from discontinued operations, net of tax	3	-
Net Income Attributable to Trio-Tech International Common Shareholders	$230	$882

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.06	$0.22
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.06	$0.22

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.05	$0.21
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.05	$0.21

Weighted average number of common shares outstanding
Basic	4,096	4,077
Dilutive effect of stock options	184	81
Number of shares used to compute earnings per share diluted	$4,280	$4,158

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS)

UNAUDITED (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2023	2022
Comprehensive Income Attributable to Trio-Tech International Common Shareholders
Net income	$207	$978
Foreign currency translation, net of tax	(183)	(1,213)
Comprehensive Income / (Loss)	24	(235)
Less: Comprehensive (loss) / income attributable to the non-controlling interests	(2)	79
Comprehensive Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$26	$(314)

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Three months ended September 30, 2023

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2023	4,097	12,819	5,066	10,763	758	165	29,571
Stock option expenses	-	-	60	-	-	-	60
Net (loss) / income	-	-	-	230	-	(23)	207
Dividend declared by subsidiary	-	-	-	-	-	-	-
Exercise of stock option	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(204)	21	(183)
Balance at Sept 30, 2023	4,097	12,819	5,126	10,993	554	163	29,655

Three months ended September 30, 2022

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2022	4,072	12,750	4,708	9,219	1,197	128	28,002
Stock option expenses	-	-	32	-	-	-	32
Net income	-	-	-	882	-	96	978
Dividend declared by subsidiary	-	-	-	-	-	-	-
Exercise of stock option	5	19	-	-	-	-	19
Translation adjustment	-	-	-	-	(1,196)	(17)	(1,213)
Balance at Sept 30, 2022	4,077	12,769	4,740	10,101	1	207	27,818

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$207	$978
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,471	882
Addition / (reversal) of provision for obsolete inventories	7	(38)
Stock option expense	60	32
Bad debt recovery	(5)	(17)
Accrued interest expense, net accrued interest income	(49)	43
Payment of interest portion of finance lease	(2)	(3)
Loss / (gain) on sale of property, plant and equipment - continuing operations	91	(15)
Warranty recovery, net	7	2
Reversal of income tax provision	(1)	-
Deferred tax (benefits) / expense	(56)	20
Repayment of Operating lease	(346)	(380)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(1,158)	(886)
Other receivables	(732)	56
Other assets	(47)	11
Inventories	(1,914)	(1,341)
Prepaid expenses and other current assets	36	537
Accounts payable and accrued expenses	2,861	1,469
Other non-current liabilities	(367)	-
Income taxes payable	(120)	211
Net Cash (Used in) / Provided by Operating Activities	$(57)	$1,561

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	693	2,486
Additions to property, plant and equipment	(77)	(1,156)
Proceeds from disposal of assets held-for-sale	198	-
Net Cash Provided by Investing Activities	814	1,330

Cash Flow from Financing Activities
Payment on lines of credit	(270)	(938)
Payment of bank loans	(116)	(117)
Payment of finance leases	(26)	(36)
Proceeds from exercising stock options	-	19
Proceeds from lines of credit	556	483
Proceeds from bank loans	-	175
Net Cash Provided by /(Used in) Financing Activities	144	(414)

Effect of Changes in Exchange Rate	(150)	(793)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	751	1,684
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,038	9,376
Cash, Cash Equivalents, and Restricted Cash at End of Period	$10,789	$11,060

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$20	$43
Income taxes	$141	$1

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	8,333	9,428
Restricted Term-Deposits in Current Assets	737	698
Restricted Term-Deposits in Non-Current Assets	1,719	934
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$10,789	$11,060

See notes to condensed consolidated financial statements.

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $737 as at September 30, 2023 are classified as current assets as they relates to short-term trade financing. On the other hand, restricted deposits of $1,719 as at September 30, 2023 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1. ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company”, or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States (“U.S.”). The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the first quarter of the fiscal year ended June 30, 2024 (“Fiscal 2024”), TTI conducted business in four business segments: Manufacturing, Testing, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China as follows:

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

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars unless otherwise stated. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended June 30, 2023 (“Fiscal 2023”). The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2024.

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

Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2023.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, FASB issued ASU 2016-13 ASC Topic 326: Financial Instruments — Credit Losses (“ASC Topic 326”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance modifies the impairment model for certain financial assets by requiring use of an expected loss methodology, which will result in more timely recognition of credit losses. Company adopted this guidance in the first quarter in fiscal 2024 under the modified retrospective basis. The adoption of this guidance did not have a significant impact on Company's consolidated condensed financial statements.

New pronouncements issued but not yet effective until after September 30, 2023, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   TERM DEPOSITS

	Sept. 30,	June 30,
	2023	2023
	(Unaudited)

Short-term deposits	$5,968	$6,901
Currency translation effect on short-term deposits	(22)	(274)
Total short-term deposits	5,946	6,627
Restricted term deposits - Current	739	755
Currency translation effect on restricted term deposits	(2)	(16)
Total restricted term deposits - Current	737	739
Restricted term deposits – Non-current	1,734	1,763
Currency translation effect on restricted term deposits	(15)	(47)
Total restricted term deposits - Non-current	1,719	1,716
Total term deposits	$8,402	$9,082

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $737 as at September 30, 2023 are classified as current assets as they relates to short-term trade financing. On the other hand, restricted deposits of $1,719 as at September 30, 2023 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

4.   TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

The allowance for trade receivable represents management’s estimate of probable losses in our trade receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the trade receivables, but that have not been specifically identified.

The following table represents the changes in the allowance for doubtful accounts:

	Sept. 30,	June 30,
	2023	2023
	(Unaudited)

Beginning	$217	$243
Additions charged to expenses	10	9
Recovered	(15)	(20)
Currency translation effect	-	(15)
Ending	$212	$217

5.   LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of September 30, 2023.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	276
Less: allowance for doubtful receivables		(2,000)	(276)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	691
Less: transfer – down-payment for purchase of investment property		(5,000)	(691)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $276 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, a provision for doubtful receivables of $276 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the quarter ended September 30, 2023 or for Fiscal 2023. TTCQ is in the legal process of recovering the outstanding amount of approximately $276.

The loan amounting to RMB 5,000, or approximately $691, arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in Fiscal 2011. The amount was unsecured and repayable at the end of the term. During the fiscal year ended June 30, 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

6.  INVENTORIES

Inventories consisted of the following:

	Sept. 30, 2023	June 30, 2023
	(Unaudited)

Raw materials	$1,737	$1,389
Work in progress	2,506	1,132
Finished goods	470	178
Less: provision for obsolete inventories	(648)	(648)
Currency translation effect	(42)	100
	$4,023	$2,151

The following table represents the changes in provision for obsolete inventories:

	Sept. 30, 2023	June 30, 2023
	(Unaudited)

Beginning	$648	$674
Additions charged to expenses	8	61
Usage – disposition	(1)	(40)
Currency translation effect	(7)	(47)
Ending	$648	$648

7.   INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2023. The exchange rate is based on the market rate as of September 30, 2023.

	Investment Date / Reclassification	Investment Amount	Investment Amount
	Date	(RMB)	(USD)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(196)
Gross investment in rental property		9,649	1,333

Accumulated depreciation on rental property	Sep 30, 2023	(8,005)	(1,141)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(144)
		(6,212)	(875)
Net investment in property – China		3,437	458

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

Rental Property I - MaoYe Property

During the fiscal year ended June 30, 2008, TTCQ purchased an office in Chongqing, China from MaoYe Property Ltd. (“MaoYe”) for a total cash purchase price of RMB 5,554, or approximately $894. During the year ended June 30, 2019, the Company sold thirteen of the fifteen units constituting the MaoYe Property. Management has decided not to sell the remaining two units of MaoYe properties in the near future, due to current conditions of the property market in China. A new lease agreement was entered into on February 1, 2023 for a period of 4 years at a monthly rate of RMB14, or approximately $2, after termination of the previous agreement. Pursuant to the agreement, monthly rental will increase by 5% each year.

Property purchased from MaoYe generated a rental income of $6 during the three months ended September 30, 2023,  and 2022.

Depreciation expense for MaoYe was $4 for the three months ended September 30, 2023, and 2022.

Rental Property II - JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. As of September 30, 2023, TTCQ had not received the title deed for properties purchased from JiangHuai. While the above is not expected to affect the property’s market value, the current economic situation is likely to cause delays in court to consummate the acquisition of properties.

Property purchased from JiangHuai did not generate any rental income for the three months ended September 30, 2023 and 2022.

Depreciation expense for JiangHuai was $6 for the three months ended September 30, 2023, as compared to $7 for the same period in last Fiscal 2023.

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

TTCQ is actively searching for tenants to occupy the commercial properties, which are vacant as of the date of this Report.

Properties purchased from FuLi generated a rental income of $1 for the three months ended September 30, 2023, as compared to $2 for the same period in Fiscal 2023.

Depreciation expense for FuLi was $7 for the three months ended September 30, 2023, and 2022.

Summary

Total rental income for all investment properties in China was $7 for the three months ended September 30, 2023, as compared to $8 for the same period in Fiscal 2023.

Depreciation expenses for all investment properties in China was $17 for the three months ended September 30, 2023, as compared to $18 for the same period in Fiscal 2023.

8.   OTHER ASSETS

Other assets consisted of the following:

	Sept. 30,	June 30,
	2023	2023
	(Unaudited)
Deposits for rental and utilities and others	163	117
Currency translation effect	-	(1)
Total	$163	$116

*Down payment for purchase of investment properties included:

	2023
	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	691
Interest Receivable	1,250	173
Less: Impairment of Interest	(906)	(125)
Transferred to Down Payment (Note *b)	5,344	739
* Down Payment for Purchase of Investment Properties	10,207	1,520
Add: Effect of foreign currency exchange	-	60
Less: Provision of Impairment loss on other assets	(10,207)	(1,580)
* Down Payment for Purchase of Investment Properties	$-	$-

a)

In Fiscal 2011, the Company signed a Joint Venture agreement (the “Agreement”) with Jia Sheng Property Development Co. Ltd. (the “Developer”) to form a new company, Junzhou Co. Limited (“Joint Venture” or “Junzhou”), to jointly develop the “Singapore Themed Park” project (the “Project”). The Company paid RMB10,000 for the 10% investment in the Joint Venture. The Developer paid the Company a management fee of RMB5,000 in cash upon signing of the Agreement, with a remaining fee of RMB5,000 payable upon fulfilment of certain conditions in accordance with the Agreement. The Company further reduced its investment by RMB137, or approximately $22, through the losses from operations incurred by the Joint Venture.

In Fiscal 2014, the Company disposed of its entire 10% interest in the Joint Venture but, to date, has not received payment in full therefor. The Company recognized a disposal based on the recorded net book value of RMB5,000, or equivalent to $803, from net considerations paid, in accordance with GAAP under ASC Topic 845 Non-monetary Consideration. It is presented under “Other Assets” as non-current assets to defer the recognition of the gain on the disposal of the 10% interest in the Joint Venture investment until such time that the consideration is paid, so the gain can be ascertained.

b)

Amounts of RMB5,000, or approximately $691, as disclosed in Note 5, plus the interest receivable on long-term loan receivable of RMB1,250, or approximately $173, and impairment on interest of RMB906, or approximately $125.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in Singapore Themed Resort Project. The initial targeted date of completion was in Fiscal 2017. However, progress has been delayed as the developer is currently undergoing an asset reorganization process, to re-negotiate with its creditors to complete the project.

During the fourth quarter of Fiscal 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Singapore Theme Resort Project in Chongqing, China. The Company elected to take this non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies, together with effects of the ongoing pandemic. The local court is verifying the documents due to the sizable number of creditors as of September 30, 2023.

9. LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of September 30, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$3,880	$3,643
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,830	$2,243
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$319	$319

As of June 30, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$3,907	$3,701
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$1,843	$1,559
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$319	$319

10.  ACCRUED EXPENSE

Accrued expense consisted of the following:

	Sept. 30,	June 30,
	2023	2023
	(Unaudited)

Payroll and related costs	$2,085	$1,880
Commissions	164	158
Legal and audit	337	280
Sales tax	61	140
Utilities	200	236
Warranty	34	24
Accrued purchase of materials and property, plant and equipment	1,758	1,214
Provision for reinstatement	373	380
Contract liabilities	2,233	1,275
Other accrued expense	299	50
Currency translation effect	(37)	(69)
Total	$7,507	$5,568

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

	Sept. 30,	June 30,
	2023	2023
	(Unaudited)

Beginning	$24	$16
Additions charged to cost and expense	8	32
Utilisation	(1)	(25)
Currency translation effect	3	1
Ending	$34	$24

12.   BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Sept. 30,	June 30,
	2023	2023
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% and 4.6% at September 30, 2023 and June 30, 2023) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,197 and $2,208, as at September 30, 2023 and June 30, 2023, respectively.	$866	$957
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	74	84
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	158	169
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	134	142
Total bank loans payable	$1,232	$1,352

Current portion of bank loans payable	411	503
Currency translation effect on current portion of bank loans	12	(28)
Current portion of bank loans payable	423	475
Long-term portion of bank loans payable	785	933
Currency translation effect on long-term portion of bank loans	24	(56)
Long-term portion of bank loans payable	$809	877

Future minimum payments (excluding interest) as at September 30, 2023, were as follows:

Remainder of Fiscal 2024	$356
2025	262
2026	231
2027	212
Thereafter	171
Total obligations and commitments	$1,232

Future minimum payments (excluding interest) as at June 30, 2023, were as follows:

2024	$475
2025	262
2026	231
2027	212
Thereafter	172
Total obligations and commitments	$1,352

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

Corporate expenses are allocated to the four segments on a combination of factors involving revenue, manpower costs and fixed assets investments, except the Malaysia and China operations, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

The following segment Information is unaudited for the three months ended September 30, 2023, and September 30, 2022:

Business Segment Information:

	Three Months		Operating
	Ended	Net	Income /	Total	Depr. And	Capital
	Sept. 30,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2023	$2,885	$(42)	$18,996	$114	$19
	2022	$3,585	$176	$12,791	$97	$-

Testing Services	2023	5,164	(128)	21,312	1,326	58
	2022	6,364	861	27,770	767	1,156

Distribution	2023	1,910	245	1,958	-	-
	2022	1,982	265	1,603	-	-

Real Estate	2023	7	(26)	2,059	19	-
	2022	8	(14)	1,490	18	-

Corporate & Unallocated	2023	-	(50)	374	12	-
	2022	-	(221)	151	-	-

Total Company	2023	$9,966	$(1)	$44,699	$1,471	$77
	2022	$11,939	$1,067	$43,805	$882	$1,156

Management is currently evaluating the ongoing contributions of each of its business segments to its current and future revenue and prospects, including its testing segment. As a result, we may divest one or more business segments in the future, including its testing segment, to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

15. OTHER INCOME

Other income consisted of the following:

	Three Months Ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)

Interest income	$78	$18
Other rental income	36	27
Exchange gain	59	70
Other miscellaneous income	23	43
Total	$196	$158

16. GOVERNMENT GRANTS

	Three Months Ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)

Government grants	$73	$21

In the three months ended September 30, 2023, the Company received government grants amounting to $73, $16 of which was financial assistance received from the Singapore government, and the remaining $57 from the US government related to Employee Retention Credit (”ERC”).

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress, provided an ERC scheme which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the ERC through December 31, 2021. The Appropriations Act amended the ERC to be equal to 70% of qualified wages paid to employees during Fiscal 2021.

The Company qualified for the ERC beginning in April 30, 2021 for qualified wages through September 30, 2021 and filed a cash refund claim during the three months ended December 31, 2021. To date, the Company has received $57 during the three months ended September 30, 2023.

17.  INCOME TAX

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $15 and $43 for the period ended September 30, 2023, and 2022, respectively.

The Company's income tax expense was $37 for the three months ended September 30, 2023, as compared to $225 for the same period in Fiscal 2023. Our effective tax rate (“ETR”) from continuing operations was 15% and 19% for the quarters ended September 30, 2023 and September 30, 2022, respectively. The decrease of income tax expenses attributable to lower chargeable income derived from controlled foreign corporation.

1.	The Singapore operations incurred lower income tax due to lower income generated in period ended September 30,2023 compared to same period last fiscal year.
2.	The Company recognized lower GILTI expenses due to lower income derived from controlled foreign corporation.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at September 30, 2023.

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

18.  REVENUE

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

Manufacturing

The Company primarily derives revenue from the sale of both front-end and back-end semiconductor test equipment and related peripherals, maintenance, and support of all these products, installation and training services and the sale of spare parts. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes.

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

The following table is the reconciliation of contract balances.

	Sept. 30	June 30
	2023	2023
	(Unaudited)

Trade Accounts Receivable	10,973	9,804
Accounts Payable	2,556	1,660
Contract Liabilities	2,233	1,275

Remaining Performance Obligation

The Company had nil and $55 remaining performance obligations, which represents our obligation to deliver products and services as at September 30, 2023 and June 30, 2023 respectively.

19.  EARNINGS PER SHARE

Options to purchase 684,375 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of September 30, 2023. 111,500 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three months ended September 30, 2023, because they were anti-dilutive.

Options to purchase 636,375 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of September 30, 2022. 84,625 stock options were excluded in the computation of diluted EPS for the three months ended September 30, 2022, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$227	$882
Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	3	-
Net Income attributable to Trio-Tech International common shareholders	$230	$882

Weighted average number of common shares outstanding – basic	4,096	4,077
Dilutive effect of stock options	184	81
Number of shares used to compute earnings per share – diluted	4,280	4,158

Basic earnings per share from continuing operations attributable to Trio-Tech International	0.06	0.22
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.06	$0.22

Diluted earnings per share from continuing operations attributable to Trio-Tech International	0.05	0.21
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.05	$0.21

20.  STOCK OPTIONS

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●	An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since our equity shares have been publicly traded for only a limited period of time;
●	A risk-free interest rate varying from 0.11% to 4.59% (2023: 0.11% to 4.17%);
●	No expected dividend payments; and
●	Expected volatility of 47.3% to 73.85% (2023: 47.3% to 73.85%).

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

During the first quarter of Fiscal 2024, 48,000 stock options were granted under the 2017 Employee Plan. No stock options were exercised during the three-month period ended September 30, 2023. The Company recognized $60 in stock-based compensation expense during the three months ended September 30, 2023.

During the first quarter of Fiscal 2023, 25,000 stock options were granted under the 2017 Employee Plan. There were 5,000 stock options exercised during the three-month period ended September 30, 2022. The Company recognized $32 in stock-based compensation expense during the three months ended September 30, 2022.

As of September 30, 2023, there were vested stock options granted under the 2017 Employee Plan covering a total of 152,875 shares of Common Stock. The weighted-average exercise price was $4.55 and the weighted average remaining contractual term was 2.31 years.

As of September 30, 2022, there were vested stock options granted under the 2017 Employee Plan covering a total of 131,750 shares of Common Stock. The weighted-average exercise price was $4.80 and the weighted average remaining contractual term was 1.95 years.

A summary of option activities under the 2017 Employee Plan during the three months period ended September 30, 2023, is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2023	216,375	$4.89	2.92	$140
Granted	48,000	4.88
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2023	264,375	$4.88	3.05	$590
Exercisable at September 30, 2023	152,875	$4.55	2.30	$390

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2023, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2023	81,750	$5.53
Granted	48,000	4.81
Vested	(18,250)	-
Non-vested at September 30, 2023	111,500	$5.34

A summary of option activities under the 2017 Employee Plan during the three months period ended September 30, 2022, is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2022	236,375	$5.21	2.61	$87
Granted	25,000	5.18	-	-
Exercised	(5,000)	3.75	-	-
Forfeited or expired	(40,000)	-	-	-
Outstanding at September 30, 2022	216,375	$5.16	$2.74	$106
Exercisable at September 30, 2022	131,750	$4.80	$1.95	$80

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2022, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2022	75,875	$5.98
Granted	25,000	5.18
Vested	(16,250)	-
Non-vested at September 30, 2022	84,625	$5.72

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

During the first quarter of Fiscal 2024 and Fiscal 2023, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised and the Company did not recognize any stock-based compensation expense during the three months ended September 30, 2023 and 2022.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of September 30, 2023, or September 30, 2022.

As of September 30, 2023, there were vested stock options granted under the 2017 Directors Plan covering a total of 420,000 shares of Common Stock. The weighted average exercise price was $4.91 and the weighted average remaining contractual term was 2.66 years.

As of September 30, 2022, there were vested stock options granted under the 2017 Directors Plan covering a total of 420,000 shares of Common Stock. The weighted average exercise price was $5.10 and the weighted average remaining contractual term was 2.57 years.

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2023, is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2023	420,000	$4.91	2.91	$309
Granted	-	-		-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2023	420,000	$4.91	2.66	$954
Exercisable at September 30, 2023	420,000	$4.91	2.66	$954

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2022, is presented as follows:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at July 1, 2022	420,000	$5.10	2.85	$228
Granted	-	-		-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2022	420,000	$5.10	$2.57	$278
Exercisable at September 30, 2022	420,000	$5.10	$2.57	$278

21.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $17 and $18 for the three months ended September 30, 2023, and September 30, 2022, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2024 to the fiscal year ended June 30, 2027 (“Fiscal 2027”) on non-cancelable operating leases is contractually due as follows as of September 30, 2023:

Remainder of Fiscal 2024	$115
2025	137
2026	45
2027	15
$312

Future minimum rental income in China and Thailand to be received from Fiscal 2024 to Fiscal 2027 on non-cancelable operating leases is contractually due as follows as of June 30, 2023:

2024	$141
2025	141
2026	46
2027	16
$344

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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of 4 units of chiller systems are as follows:

Components of Lease Balances	Sept. 30,	June 30,
	2023	2023
	(Unaudited)
Assets
Gross financial sales receivable	$11	$17
Unearned finance income	-	(1)
Financed sales receivable	$11	$16

Current portion of finance leases	$11	$16
Net of current portion of finance leases	$-	$-
	11	16

As of September 30, 2023, the financed sale receivables had a weighted average effective interest rate of 11.2% and weighted average remaining lease term of 0.5 years.

As of June 30, 2023, the financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 0.75 years.

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

	Sept. 30,	June 30,
	2023	2023
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,685	$1,734
Accumulated depreciation	(1,164)	(1,075)
Plant and Equipment, Net	$521	$659

Current portion of finance leases	$97	$107
Net of current portion of finance leases	24	42
Total Finance Lease Liabilities	$121	$149

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets	$2,563	$2,609
Operating lease right-of-use assets, Net	$2,563	$2,609

Current portion of operating leases	1,190	1,098
Net of current portion of operating leases	1,372	1,511
Total Operating Lease Liabilities	$2,562	$2,609

	Three Months Ended
	Sept. 30,	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Lease Cost
Finance lease cost:
Interest on finance lease	$13	$16
Amortization of right-of-use assets	55	48
Total finance lease cost	68	64

Operating lease cost	$362	$380

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Three Months Ended
	Sept. 30,	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(2)	$(3)
Operating cash flows from operating leases	(346)	(380)
Finance cash flows from finance leases	(26)	(36)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities

Weighted-Average Remaining Lease Term:
Finance leases	1.61	1.79
Operating leases	2.25	2.83
Weighted-Average Discount Rate:
Finance leases	2.99%	3.23%
Operating leases	5.61%	5.52%

As of September 30, 2023, the maturities of the Company’s operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of Fiscal 2024	1,075	83
2025	944	33
2026	611	11
Thereafter	86	-
Total future minimum lease payments	2,716	127
Less: amount representing interest	(154)	(6)
Present value of net minimum lease payments	2,562	121

Presentation on statement of financial position
Current	1,190	97
Non-Current	1,372	24

As of June 30, 2023, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2024	1,321	112
2025	846	33
2026	570	12
Thereafter	64	-
Total future minimum lease payments	2,801	157
Less: amount representing interest	(192)	(8)
Present value of net minimum lease payments	2,609	149

Presentation on statement of financial position
Current	1,098	107
Non-Current	1,511	42

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2023 and 2022.

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

23. CONCENTRATION OF CUSTOMERS

The Company had two major customers that accounted for the following revenue and trade account receivables:

	For the Period Ended Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue
- Customer A	25.2%	30.9%
- Customer B	15.9%	14.2%
- Customer C	14.8%	15.6%
Trade Account Receivables
- Customer A	23.6%	28.3%
- Customer B	24.9%	21.7%
- Customer C	18.2%	15.0%

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“Fiscal 2023”).

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

The Company is a provider of reliability test equipment and services to the semiconductor industry. Our customers rely on us to verify that their semiconductor components meet or exceed the rigorous reliability standards demanded for automotive electronics, industrial electronics, computing and data storage, consumer electronics, and communication markets. We act as a global one-stop solution for our customers by designing and building reliability test solutions and offering comprehensive testing services through our testing laboratories in Asia and the United States (“U.S.”).

During the three months ended September 30, 2023, TTI generated approximately 100% of its revenue from its three core business segments in the test and measurement industry, i.e., manufacturing of test equipment (“Manufacturing”), testing services (“Testing”) and distribution of test equipment and electronic components (“Distribution”). Management is currently evaluating the ongoing contribution of each of its business segments to its current and future revenue and prospects, including its Testing segment.  As a result, we may divest one or more business segments in the future, including its Testing segment, to allow management to focus on segments where it believes the opportunity exists to more accurately predict future revenue growth and therefore maximize shareholder value.

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

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia and the U.S. Our customers include both manufacturers and end users of semiconductor and electronic components who look to us when they decide to outsource their testing process. We also support the asset-light strategy of our customers by setting up test facilities and providing component level, package level and system level testing services with expert technology that improves the productivity of our customers. The independent tests are performed to industry and customer specific standards.

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

There have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for Fiscal 2023. Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements for additional details. In addition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2023 for a complete description of our critical accounting policies and estimates.

First Quarter Fiscal Year 2024 Highlights

●	Total revenue decreased by $1,973, or 16.5%, to $9,966 in the first quarter of Fiscal 2024, compared to $11,939 for the same period in Fiscal 2023.
●	Manufacturing segment revenue decreased by $700, or 19.5% to $2,885 for the first quarter of Fiscal 2024, compared to $3,585 for the same period in Fiscal 2023.
●	Testing segment revenue decreased by $1,200, or 18.9%, to $5,164 for the first quarter of Fiscal 2024, compared to $6,364 for the same period in Fiscal 2023.
●	Distribution segment revenue decreased by $72, or 3.6%, to $1,910 for the first quarter of Fiscal 2024, compared to $1,982 for the same period in Fiscal 2023.
●	Real estate segment rental revenue decreased by $1, or 12.5% to $7 for the first quarter of Fiscal 2024, compared to $8 for the same period in Fiscal 2023.
●	The overall gross profit margin decreased by 5% to 25.3% for the first quarter of Fiscal 2024, from 30.3% for the same period in Fiscal 2023.
●	General and administrative expense decreased by $147, or 6.4%, to $2,158 for the first quarter of Fiscal 2024, from $2,305 for the same period in Fiscal 2023.
●	Selling expense increased by $14, or 8.1%, to $187 for the first quarter of Fiscal 2024, from $173 for the same period in Fiscal 2023.
●	Other income increased by $38, or 24.1%, to $196 for the first quarter of Fiscal 2024, from $158 for the same period in Fiscal 2023.
●	Loss from operations was $1 for the first quarter of Fiscal 2024, a decrease of $1,068 as compared to income from operations $1,067 for the same period in Fiscal 2023.
●	Income tax expense was $37 in the first quarter of Fiscal 2024, a decrease of $188 as compared to $225 in the same period in Fiscal 2023.
●

During the first quarter of Fiscal 2024, income from continuing operations before non-controlling interest, net of tax was $207, as compared to income from continuing operations before non-controlling interest of $977 for the same period in Fiscal 2023.

●	Net loss attributable to non-controlling interest for the first quarter of Fiscal 2024 was $23, a decrease of $119 as compared to net profit of $96 in the same period in Fiscal 2023.
●	Basic earnings per share for the first quarter of Fiscal 2024 was $0.06, as compared to earnings per share of $0.22 for the same period in Fiscal 2023.
●	Diluted earnings per share for the first quarter of Fiscal 2024 was $0.05, as compared to earnings per share of $0.21 for the same period in Fiscal 2023.
●	Total assets increased by $2,513 to $44,699 as of September 30, 2023, compared to $42,186 as of June 30, 2023.
●	Total liabilities increased by $2,429 to $15,044 as of September 30, 2023, compared to $12,615 as of June 30, 2023.

Results of Operations and Business Outlook

The following table sets forth our revenue components for three months ended September 30, 2023 and 2022.

Revenue Components	Three Months Ended
	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Manufacturing	28.9%	30.0%
Testing	51.8%	53.3%
Distribution	19.2%	16.6%
Real Estate	0.1%	0.1%
Total	100.0%	100.0%

Revenue for the three months ended September 30, 2023, was $9,966, a decrease of $1,973 from $11,939, when compared to revenue for the same period of the prior fiscal year. As a percentage, revenue decreased by 16.5% for the three months ended September 30, 2023, when compared to revenue for the same period in the prior year.

For the three months ended September 30, 2023, there was a decrease in revenue across all segments when compared to the same period of Fiscal 2023.

Total revenue into and within China, the Southeast Asia regions and other countries (except revenue into and within the U.S.) decreased by $1,938, or 16.9%, to $9,508 for the three months ended September 30, 2023, as compared with $11,446 for the same period of Fiscal 2023.

Total revenue into and within the U.S. was $457 for the three months ended September 30, 2023, a decrease of $36 from $493 for the same period of the prior year.

An analysis of the decline in revenue within our four current segments for the three months ended September 30, 2023, is discussed below.

Manufacturing Segment

Revenue in the Manufacturing segment as a percentage of total revenue was 28.9% for the three months ended September 30, 2023, an increase of 1.1% of total revenue when compared to 30.0% in the same period in Fiscal 2023. The absolute amount of revenue decreased by $700 to $2,885 for the three months ended September 30, 2023, compared to $3,585, in the same period of Fiscal 2023. The decrease was principally due to lower board and system sales in the first quarter of Fiscal 2024 compared to the same period in Fiscal 2023.

Revenue in the Manufacturing segment from one customer accounted for 18.7% and 16.3% of our total revenue in the Manufacturing segment for the three months ended September 30, 2023, and 2022, respectively.

Testing Segment

The Testing segment's revenue was 51.8% for the three months ended September 30, 2023, representing a decrease of 1.5%, compared to 53.3% in the same period of Fiscal 2023. The absolute amount of revenue decreased by $1,200 to $5,164 from $6,364 for the three months ended September 30, 2023, as compared to the same period of Fiscal 2023. The decrease was principally due to lower demand resulting from a weakening of the global semiconductor industry.

Revenue in the Testing segment from one customer accounted for 40.4% and 49.8% of our revenue in the Testing segment for the three months ended September 30, 2023 and 2022, respectively. The future revenue in the Testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the Distribution segment was 19.2% as a percentage of total revenue for the three months ended September 30, 2023, an increase of 2.6%, compared to the same period in Fiscal 2023. The absolute amount of revenue decreased by $72 to $1,910 from $1,982 for the three months ended September 30, 2023, compared to the same period in Fiscal 2023.

The revenue in the Distribution segment from one customer accounted for 83% and 100% of our revenue in the Distribution segment for the three months ended September 30, 2023 and 2022, respectively. Demand for the Distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts. Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

The Real Estate segment accounted for 0.1% of total revenue for the three months ended September 30, 2023 and 2022. The absolute amount of revenue decreased by $1 to $7 from $8 and remained comparable for the three months ended September 30, 2023, compared to the same period of Fiscal 2023. Our Real Estate segment saw a decrease in rental income due principally to the low occupancy rate in the MaoYe and FuLi properties due to slower post-pandemic recovery in China.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the changing nature of technology, specific customer requirements, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Additionally, certain customers are unable to provide a forecast of the products required in the upcoming weeks, rendering it, difficult to plan adequate resources needed to meet these customers’ requirements because of short lead time and last-minute order confirmation. This will normally result in a lower margin for these products as it is often more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories but continues to work closely with its customers to avoid stockpiling. We believe that we have improved customer service through our efforts to keep our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods for higher technology chips.

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

As of September 2023, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

On August 9, 2022, the CHIPS and Science Act of 2022 (CHIPS Act) was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the U.S. We continue to evaluate the business impact and potential opportunities related to the CHIPS Act. As of date, we do not see any direct effect of the CHIPS Act on the Company in the foreseeable future.

Comparison of the Three Months Ended September 30, 2023, and September 30, 2022

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2023 and 2022 respectively:

	Three Months Ended
	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	74.7%	69.7%
Gross Margin	25.3%	30.3%
Operating expense
General and administrative	21.6%	19.3%
Selling	1.9%	1.4%
Research and development	0.9%	0.6%
Loss on disposal of property, plant and equipment	0.9%	0.0%
Total operating expense	25.3%	21.3%
Income from Operations	0.0%	9.0%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 5.0% to 25.3% for the three months ended September 30, 2023, from 30.3% for the same period in Fiscal 2023.

Gross profit margin as a percentage of revenue in the Manufacturing segment decreased by 0.6% to 29.0% for the three months ended September 30, 2023, as compared to 29.6% for the same period in Fiscal 2023. In absolute dollar amounts, gross profit in the Manufacturing segment decreased by $224 to $836 for the three months ended September 30, 2023, from $1,060 for the same period in Fiscal 2023. The decrease in gross profit margin was primarily due to lower Burn-in-board and system sales in three months ended September 30, 2023 compared to the same period in Fiscal 2023.

Gross profit margin as a percentage of revenue in the Testing segment decreased by 8.5% to 26.7% for the three months ended September 30, 2023, compared to 35.2% in the same period in Fiscal 2023. The decrease in gross profit margin percentage was mainly due to drop in revenue resulting from a weakening of global semiconductor industry. In absolute dollar amounts, gross profit in the Testing segment decreased by $858 to $1,380 for the three months ended September 30, 2023, from $2,238 for the same period in Fiscal 2023.

Gross profit margin of the Distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes as a result of fluctuations in market demand. Gross profit margin as a percentage of revenue in the Distribution segment decreased by 0.5% to 16.4% for the three months ended September 30, 2023, from 16.9% in the same period in Fiscal 2023.  In absolute dollar amounts, gross profit in the Distribution segment for the three months ended September 30, 2023, was $314, indicating a decrease of $20, compared to $334 in the same period in Fiscal 2023.

In absolute dollar amounts, gross loss in the Real Estate segment was $10 for three months ended September 30, 2023 and for the same period in Fiscal 2023.

Operating Expense

Operating Expense for the three months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
General and administrative	$2,158	$2,305
Selling	187	173
Research and development	85	73
Loss on disposal of property, plant and equipment	91	4
Total	$2,521	$2,555

General and administrative expense decreased by $147, or 6.4%, from $2,305 to $2,158 for the three months ended September 30, 2023, compared to the same period in Fiscal 2023. The decrease in general and administrative expense was mainly attributable to the implementation of cost cutting initiatives from Malaysia and China operations in view of lower testing demand.

Selling expense increased by $14, or 8.1%, from $187 to $173 for the three months ended September 30, 2023, compared to the same period in Fiscal 2023. The increase in selling expense was primarily attributable to an increase in commission costs in the manufacturing segment of the Singapore operations as a result of an increase in commissionable revenue, and an increase in travel costs due to increased business travel in the first quarter of Fiscal 2024, compared to the same quarter in Fiscal 2023.

(Loss) / Income from Operations

(Loss) / Income from operations was $1 for the three months ended September 30, 2023, a decrease of $1,068, compared to profit of $1,067  from operations for the same period in Fiscal 2023. The result was mainly due to the decreased revenue and gross profit margin in absolute dollars amount.

Interest Expense

Interest expense for the three months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Interest expense	$24	$44

Interest expense was $24 for the three months ended September 30, 2023, a decrease of $20, or 45.4%, compared to $44 for the same period of Fiscal 2023 due to lower utilization of credit facilities. As of September 30, 2023, the Company had an unused line of credit of $5,379 as compared to $5,289 at September 30, 2022.

Other Income

Other income for the three months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Interest income	$78	$18
Other rental income	36	27
Exchange gain	59	70
Other miscellaneous income	23	43
Total	$196	$158

Other income increased by $38 from $158 to $196 for the three months ended September 30, 2023 compared to the same period in Fiscal 2023. The increase was primarily contributed by increase in interest income.

Government Grant

In the three months ended September 30, 2023, the Company received government grants amounting to $73, $16 of which was financial assistance received from the Singapore government, and the remaining $57 from the US government related to Employee Retention Credit (”ERC”).

In the three months ended September 30, 2022, the Company received government grants amounting to $21 from the local government in its China and Singapore operations.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the U.S. Congress, provided an ERC scheme which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the ERC through December 31, 2021. The Appropriations Act amended the ERC to be equal to 70% of qualified wages paid to employees during Fiscal 2021.

The Company qualified for the ERC beginning in April 30, 2021 for qualified wages through September 30, 2021 and filed a cash refund claim during the three months ended December 31, 2021. To date, the Company has received $57 during the three months ended September 30, 2023.

Income Tax Expense

The Company's income tax expense was $37 and $225 for the three months ended September 30, 2023, and 2022, respectively. Income tax expense decreased due to lower net income resulting from decrease in revenue mentioned earlier.

Non-controlling Interest

As of September 30, 2023, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in  PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-tech JiangSu Co. Ltd. The share of non-controlling interest in the net loss from the subsidiaries for the three months ended September 30, 2023 was $23, a decrease of $119 compared to the share of non-controlling interest in the net income from the subsidiaries of $96 for the same period of the previous fiscal year. The decrease in the net income shared by non-controlling interest in the subsidiaries was attributable to the decrease in net income generated by the Company’s China and Malaysia operations.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Company’s common shareholders for the three months ended September 30, 2023, was $230, a change of $652, compared to a net income of $882 for the same period in Fiscal 2023.

Earnings per Share

Basic earnings per share from continuing operations were $0.06 for the three months ended September 30, 2023, compared to $0.22 for the same period in Fiscal 2023. Basic earnings per share from discontinued operations were $nil for both the three months ended September 30, 2023 and 2022.

Diluted earnings per share from continuing operations were $0.05 for the three months ended September 30, 2023, as compared to $0.21 for the same period in Fiscal 2023. Diluted earnings per share from discontinued operations were $nil for both the three months ended September 30, 2023 and 2022.

Segment Information

The revenue, gross margin, and income / (loss) from operations for each segment during the first quarter of Fiscal 2024 and Fiscal 2023 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the Manufacturing segment for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$2,885	$3,585
Gross margin	29.0%	29.6%
(Loss) / Income from operations	$(42)	$176

(Loss) / Income from operations from the Manufacturing segment was $42 compared to income from operations of $176 in the same period in Fiscal 2023, primarily due to an decrease in gross profit margin. Operating expense remained comparable for the Manufacturing segment, which was $878 and $884 for the three months ended September 30, 2023 and 2022, respectively.

Testing Segment

The revenue, gross margin, and income from operations for the Testing segment for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$5,164	$6,364
Gross margin	26.7%	35.2%
(Loss) / Income from operations	$(128)	$861

Loss from operations in the Testing segment for the three months ended September 30, 2023, was $128, a decrease of $989 from income from operations of $861 in the same period in Fiscal 2023. The decrease was mainly attributable to a decrease in gross profit due to lower revenue. Operating expense was $1,508 and $1,377 for the three months ended September 30, 2023 and 2022, respectively. The increase of $131 in operating expense is due to an increase in corporate expense partially offset by the decrease in general and administrative expenses.

Distribution Segment

The revenue, gross margin, and income from operations for the Distribution segment for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$1,910	$1,982
Gross margin	16.4%	16.9%
Income from operations	$245	$265

Income from operations in the Distribution segment for three months ended September 30, 2023 was $245, compared to $265 for the same period in Fiscal 2023. The decrease of $21 was mainly due to a decrease in gross profit margin.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$7	$8
Gross margin	(142.9)%	(125.0)%
Loss from operations	$(26)	$(14)

Loss from operations in the Real Estate segment for the three months ended September 30, 2023, was $26 compared to $14 for the same period of Fiscal 2023. Operating expenses was $16 and $4 for the three months ended September 30, 2023 and 2022, respectively.

Corporate

The loss from operations for Corporate for the three months ended September 30, 2023, and 2022 was as follows:

	Three Months Ended
	Sept. 30,
	2023	2022
	(Unaudited)	(Unaudited)
Loss from operations	$(50)	$(221)

Corporate operating loss was $50 for the three months ended September 30, 2023, compared to loss of $221 in the same period in Fiscal 2023.

Financial Condition

During the three months ended September 30, 2023, total assets increased by $2,513 to $44,699 compared to $42,186 as of June 30, 2023. The increase was primarily due to an increase in inventories, cash and cash equivalents, other receivables, other assets and trade account receivable partially offset by a decrease in short term deposits, prepaid expenses, assets held for sale and operating right-of-use assets.

Cash and cash equivalents were $8,333 at September 30, 2023, reflecting an increase of $750 from $7,583 as at June 30, 2023, primarily due to maturity of the short-term deposit in the Singapore operation for the three months ended September 30, 2023.

Short-term deposits were $5,946 at September 30, 2023, reflecting a decrease of $681 from $6,627 as at June 30, 2023. The decrease was mainly attributed to the maturity of short-term deposits in the Singapore operation during the three months ended September 30, 2023 which is reflected in the cash and cash equivalents. These deposits matured but were not rolled forward, as these funds were required for working capital purposes.

At September 30, 2023, the trade accounts receivable balance increased by $1,169 to $10,973, from $9,804 as at June 30, 2023, primarily due to an increase in revenue from customers that have longer credit term in Singapore and China operation. The number of days’ sales outstanding in accounts receivables for the Group was 94 days and 82 days at the end of the first quarter of Fiscal 2024 and the end of Fiscal 2023, respectively.

Other receivables at September 30, 2023, were $1,671, an increase of $732, compared to $939. The increase was mainly due to higher advance payments made to suppliers and refundable services taxes in the Singapore Operation.

Inventories at September 30, 2023, were $4,023, an increase of $1,872, compared to $2,151 as at June 30, 2023. The increase in inventories mainly attributed to the increased backlog in the Manufacturing segment attributable to our Singapore operations which are expected to be delivered over the next two quarters.

Prepaid expenses was $660 at September 30, 2023 compared to $694 at June 30, 2023. This was mainly due to the prepayment for insurance, rental and software license fee.

Investment properties’ net in China was $458 at September 30, 2023 and $474 as at June 30, 2023. The decrease was primarily due to the foreign currency exchange movement between June 30, 2023 and September 30, 2023.

Property, plant and equipment decreased by $1,054 from $8,344 at June 30, 2023, to $7,290 as at September 30, 2023, mainly due to the depreciation charged for the period and the foreign currency exchange movement between June 30, 2023 and September 30, 2023.

Other assets increased by $47 to $163 as at September 30, 2023 compared to $116 at June 30, 2023.  This was primarily due to an increase in utilities deposits in our Singapore operation.

Lines of credit increased to $297 at September 30, 2023 as compared to $Nil as at June 30, 2023. The increase in lines of credit was due to a drawdown of the lines of credit in our Singapore operation for working capital purposes.

Accounts payable increased by $896 to $2,556 at September 30, 2023, compared to $1,660 at June 30, 2023 which was in line with the increase in inventories.

Accrued expense increased by $1,939 to $7,507 at September 30, 2023, as compared to $5,568 as at June 30, 2023. The increase in accrued expense was mainly due to an increase in the accrued purchases, and contract liabilities relating to customers’ deposits received in the Company’s Singapore operations.

Bank loans payable decreased by $120 to $1,232 at September 30, 2023, as compared to $1,352 as of June 30, 2023. The decrease in bank loans payable was mainly due to the repayment of bank loans in connection with our Malaysia operations.

Finance leases decreased by $28 to $121 at September 30, 2023, as compared to $149 at June 30, 2023. This was due to the repayments of leases in connection with our Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability decreased by $47 to $2,562 at September 30, 2023, as compared to $2,609 at June 30, 2023. This was due to the repayment made and the operating lease expenses charged for the period.

Liquidity Comparison

Net cash used in operating activities increased by $1,618 to an outflow of $57 for the three months ended September 30, 2023, from an inflow of $1,561 for the same period in Fiscal 2023. The increase in net cash outflow provided by operating activities was primarily due to lower net income generated of $207 compared to the same period of Fiscal 2023 and lower receipts from trade receivables and other receivables by $1,061, higher cash outflow for inventories by $573, prepaid expense by $501, other non-current liabilities by $367 and higher cash outflow for income tax payable $346. These are partially offset against higher cash inflow from accounts payables and accrued expenses of $1,399.

Net cash provided by investing activities decreased by $516 to an inflow of $814 for the three months ended September 30, 2023, from inflow of $1,330 for the same period in Fiscal 2023.  The decrease in cash inflow was primarily due to a decrease in withdrawal of unrestricted deposit by $1,793. These increases were partially offset by a decrease in additions to property, plant and equipment by $1,079 and proceeds from disposal of assets held for sale $198.

Net cash inflow from financing activities for the three months ended September 30, 2023, was $144, representing an increase of $558, compared to cash outflow of $414 during the three months ended September 30, 2022. The increase was mainly attributable to a decrease in utilization of lines of credit by $668.

The Company filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which we may raise capital of U.S. $10,000,000 of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TRIO-TECH INTERNATIONAL

PART II. OTHER INFORMATION

0

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: November 13, 2023