Form 10-Q
period 2023-12-31
TRIO-TECH INTERNATIONAL
filed 2024-02-12
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

As of February 1, 2024, there were 4,169,555 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of December 31, 2023 (Unaudited), and June 30, 2023	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Three and Six Months Ended December 31, 2023 (Unaudited), and December 31, 2022 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended December 31, 2023 (Unaudited), and December 31, 2022 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2023 (Unaudited), and December 31, 2022 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

Signatures		43

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; ongoing public health issues related to the COVID-19 pandemic both nationally and internationally; the trade tension between U.S. and China; inflation; the war in Ukraine and Russia, the war between Israel and Hamas; other economic, financial and regulatory factors beyond the Company’s control and uncertainties relating to our ability to operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulation in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock, no par value (“Common Stock”) or impair our ability to raise money. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,966	$7,583
Short-term deposits	5,791	6,627
Trade accounts receivable, less allowance for expected credit losses of $222 and $217, respectively	12,388	9,804
Other receivables	1,029	939
Inventories, less provision for obsolete inventories of $675 and $648, respectively	3,546	2,151
Prepaid expense and other current assets	589	694
Assets held for sale	-	274
Financed sales receivable	6	16
Restricted term deposits	762	739
Total current assets	35,077	28,827
NON-CURRENT ASSETS:
Deferred tax assets	153	100
Investment properties, net	461	474
Property, plant and equipment, net	6,601	8,344
Operating lease right-of-use assets	2,359	2,609
Other assets	169	116
Restricted term deposits	1,778	1,716
Total non-current assets	11,521	13,359
TOTAL ASSETS	$46,598	$42,186

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$384	$-
Accounts payable	2,345	1,660
Accrued expense	4,506	4,291
Contract liabilities	3,808	1,277
Income taxes payable	257	418
Current portion of bank loans payable	375	475
Current portion of finance leases	81	107
Current portion of operating leases	1,119	1,098
Total current liabilities	12,875	9,326
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	762	877
Finance leases, net of current portion	15	42
Operating leases, net of current portion	1,240	1,511
Income taxes payable, net of current portion	141	255
Deferred tax liabilities	7	10
Other non-current liabilities	30	594
Total non-current liabilities	2,195	3,289
TOTAL LIABILITIES	$15,070	$12,615

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,160,555 and 4,096,680 shares issued outstanding as at December 31 and June 30, 2023, respectively	$13,018	12,819
Paid-in capital	5,156	5,066
Accumulated retained earnings	11,500	10,763
Accumulated other comprehensive income-translation adjustments	1,763	758
Total Trio-Tech International shareholders’ equity	31,437	29,406
Non-controlling interest	91	165
TOTAL EQUITY	$31,528	$29,571
TOTAL LIABILITIES AND EQUITY	$46,598	$42,186

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2023	2022	2023	2022
Revenue
Manufacturing	$4,790	$5,044	$7,675	$8,629
Testing services	4,646	5,648	9,810	12,012
Distribution	2,760	1,694	4,670	3,676
Real estate	6	4	13	12
	12,202	12,390	22,168	24,329
Cost of Sales
Cost of manufactured products sold	3,609	3,849	5,658	6,374
Cost of testing services rendered	3,464	3,747	7,248	7,873
Cost of distribution	2,256	1,441	3,852	3,089
Cost of real estate	19	18	36	36
	9,348	9,055	16,794	17,372

Gross Margin	2,854	3,335	5,374	6,957

Operating Expenses:
General and administrative	1,817	1,919	3,975	4,224
Selling	248	193	435	366
Research and development	131	151	216	224
(Gain) / Loss on disposal of property, plant and equipment	(19)	3	72	7
Total operating expense	2,177	2,266	4,698	4,821

Income from Operations	677	1,069	676	2,136

Other (Expenses) / Income
Interest expense	(22)	(10)	(46)	(54)
Other (expense) / income, net	(82)	(264)	114	(106)
Government grant	4	21	77	42
Total other (expense) / income	(100)	(253)	145	(118)

Income from Continuing Operations before Income Taxes	577	816	821	2,018

Income Tax Expenses	(95)	(241)	(132)	(466)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	482	575	689	1,552

Discontinued Operations
Income / (Loss) from discontinued operations, net of tax	4	(10)	4	(9)
Net Income	486	565	693	1,543

Less: net (loss) / income attributable to non-controlling interest	(21)	58	(44)	154
Net Income Attributable to Trio-Tech International Common Shareholders	$507	$507	$737	$1,389

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	503	512	730	1,394
Income / (Loss) from discontinued operations, net of tax	4	(5)	7	(5)
Net Income Attributable to Trio-Tech International Common Shareholders	$507	$507	$737	$1,389

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.12	$0.12	$0.18	$0.34
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.12	$0.12	$0.18	$0.34

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.12	$0.12	$0.17	$0.33
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.12	$0.12	$0.17	$0.33

Weighted average number of common shares outstanding
Basic	4,120	4,074	4,109	4,074
Dilutive effect of stock options	139	88	161	86
Number of shares used to compute earnings per share diluted	4,259	4,162	4,270	4,160

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2023	2022	2023	2022
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$486	$565	$693	$1,543
Foreign currency translation, net of tax	1,158	1,568	975	355
Comprehensive Income	1,644	2,133	1,668	1,898
Less: comprehensive (loss) / income attributable to non- controlling interest	(72)	133	(74)	212
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$1,716	$2,000	$1,742	$1,686

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Six months ended December 31, 2023

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2023	4,097	12,819	5,066	10,763	758	165	29,571
Stock option expense	-	-	90	-	-	-	90
Net income / (loss)	-	-	-	737	-	(44)	693
Exercise of stock option	64	199	-	-	-	-	199
Translation adjustment	-	-	-	-	1,005	(30)	975
Balance at Dec. 31, 2023	4,161	13,018	5,156	11,500	1,763	91	31,528

Six months ended December 31, 2022

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2022	4,072	12,750	4,708	9,219	1,197	128	28,002
Stock option expense	-	-	54	-	-	-	54
Net income	-	-	-	1,389	-	154	1,543
Exercise of stock option	5	19	-	-	-	-	19
Translation adjustment	-	-	-	-	297	58	355
Balance at Dec. 31, 2022	4,077	12,769	4,762	10,608	1,494	340	29,973

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Six Months Ended
	Dec. 31,	Dec. 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$693	$1,543
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	2,784	2,143
Addition / (Reversal) of provision for obsolete inventories	14	(41)
Stock option expense	90	54
Bad debt recovery	(3)	(17)
Accrued interest expense, net accrued interest income	(35)	(8)
Payment of interest portion of finance lease	(3)	(6)
Loss on sale of property, plant and equipment - continuing operations	71	8
Warranty recovery, net	15	2
Reversal of income tax provision	(7)	-
Deferred tax (benefits) / expense	(51)	94
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(2,562)	(1,507)
Other receivables	(90)	60
Other assets	(58)	(4)
Inventories	(1,342)	(821)
Prepaid expense and other current assets	129	588
Accounts payable, accrued expense and contract liabilities	3,147	1,338
Income taxes payable	(259)	(197)
Other non-current liabilities	(564)	1,144
Operating lease liabilities	(693)	(594)
Net Cash Provided by Operating Activities	$1,276	$3,779

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	2,666	2,841
Investment in unrestricted term deposits, net	(1,641)	(2,275)
Additions to property, plant and equipment	(158)	(3,994)
Proceeds from disposal of assets held-for-sale	269	-
Net Cash Provided by Investing Activities	1,136	(3,428)

Cash Flow from Financing Activities
Payment on lines of credit	(575)	(1,402)
Payment of bank loans	(241)	(234)
Payment of finance leases	(55)	(67)
Proceeds from exercising stock options	199	19
Proceeds from lines of credit	952	476
Proceeds from bank loans	-	176
Net Cash Provided by Financing Activities	280	(1,032)

Effect of Changes in Exchange Rate	776	173

Net Increase / (Decrease) in Cash, Cash Equivalents, and Restricted Cash	3,468	(508)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,038	9,376
Cash, Cash Equivalents, and Restricted Cash at End of Period	$13,506	$8,868

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$21	$53
Income taxes	$371	$346

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	10,966	6,379
Restricted Term-Deposits in Current Assets	762	747
Restricted Term-Deposits in Non-Current Assets	1,778	1,742
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$13,506	$8,868

See notes to condensed consolidated financial statements.

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $762 as at December 31, 2023 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,778 as at December 31, 2023 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company”, or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States (“U.S.”). The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the second quarter of the fiscal year ended June 30, 2024 (“Fiscal 2024”), TTI conducted business in four business segments: Manufacturing, Testing, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China as follows:

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

The results of operations for the six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2024.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expense during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for credit losses on account receivables, reserve for obsolete inventory, impairments, provision of income tax, stock options and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2023.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, FASB issued ASU 2016-13 ASC Topic 326: Financial Instruments — Credit Losses (“ASC Topic 326”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance modifies the impairment model for certain financial assets by requiring use of an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted this guidance in the first quarter in fiscal 2024 under the modified retrospective basis. The adoption of this guidance did not have a significant impact on the Company's consolidated condensed financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expense. This standard update is effective for Company beginning in the fiscal year ending June 30, 2025 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. Early adoption is permitted on a retrospective basis. The Company is currently evaluating the impact of this ASU on segment disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expense. This standard update is effective for Company beginning in the fiscal year ending June 30, 2026. Early adoption is permitted on a prospective basis. The Company is currently evaluating the impact of this ASU on annual income tax disclosures.

New pronouncements issued but not yet effective until after December 31, 2023, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	TERM DEPOSITS

	Dec. 31,	June 30,
	2023	2023
	(Unaudited)

Short-term deposits	$5,620	$6,901
Currency translation effect on short-term deposits	171	(274)
Total short-term deposits	5,791	6,627
Restricted term deposits - Current	737	755
Currency translation effect on restricted term deposits	25	(16)
Total restricted term deposits - Current	762	739
Restricted term deposits – Non-current	1,721	1,763
Currency translation effect on restricted term deposits	57	(47)
Total restricted term deposits - Non-current	1,778	1,716
Total term deposits	$8,331	$9,082

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $762 as at December 31, 2023 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,778 as at December 31, 2023 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

4.	TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR EXPECTED CREDIT LOSSES

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

The allowance for trade receivable represents management’s expected credit losses in our trade receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the trade receivables, but that have not been specifically identified.

The following table represents the changes in the allowance for expected credit losses:

	Dec. 31,	June 30,
	2023	2023
	(Unaudited)

Beginning	$217	$243
Additions charged to expense	12	9
Recovered	(15)	(20)
Currency translation effect	8	(15)
Ending	$222	$217

5.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of December 31, 2023.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	289
Less: allowance for expected credit losses		(2,000)	(289)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	722
Less: transfer – down-payment for purchase of investment property		(5,000)	(722)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $289 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, an allowance for expected credit losses of $289 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the quarter ended December 31, 2023 or for Fiscal 2024. TTCQ is in the legal process of recovering the outstanding amount of approximately $289.

The loan amounting to RMB 5,000, or approximately $722, arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in Fiscal 2011. The amount was unsecured and repayable at the end of the term. During the fiscal year ended June 30, 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

6.	INVENTORIES

Inventories consisted of the following:

	Dec. 31, 2023	June 30, 2023
	(Unaudited)

Raw materials	$1,752	$1,389
Work in progress	2,055	1,132
Finished goods	334	178
Less: provision for obsolete inventories	(675)	(648)
Currency translation effect	80	100
	$3,546	$2,151

The following table represents the changes in provision for obsolete inventories:

	Dec. 31, 2023	June 30, 2023
	(Unaudited)

Beginning	$648	$674
Additions charged to expense	29	61
Usage – disposition	(15)	(40)
Currency translation effect	13	(47)
Ending	$675	$648

7.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2023. The exchange rate is based on the market rate as of December 31, 2023.

	Investment Date / Reclassification	Investment Amount	Investment Amount
	Date	(RMB)	(USD)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	647
Currency translation		-	(136)
Gross investment in rental property		9,649	1,392

Accumulated depreciation on rental property	Sep 30, 2023	(8,246)	(1,198)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(6,453)	(931)
Net investment in property – China		3,196	461

The following table presents the Company’s investment in properties in China as of June 30, 2023. The exchange rate is based on the market rate as of June 30, 2023.

	Investment Date /	Investment	Investment
	Reclassification Date	Amount (RMB)	Amount (U.S. Dollars)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(199)
Gross investment in rental property		9,649	1,330

Accumulated depreciation on rental property	Jun 30, 2023	(7,884)	(1,123)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(6,091)	(856)
Net investment in property – China		3,558	474

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

Property purchased from MaoYe generated a rental income of $6 and $12 during the three and six months ended December 31, 2023, as compared to $2 and $8 for the same period in Fiscal 2023.

Depreciation expense for MaoYe was $4 and $8 during the three and six months ended December 31, 2023, as compared to $4 and $8 for the same period in Fiscal 2023.

Rental Property II - JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. As of December 31, 2023, TTCQ had not received the title deed for properties purchased from JiangHuai. While the above is not expected to affect the property’s market value, the current economic situation is likely to cause delays in court to consummate the acquisition of properties.

Property purchased from JiangHuai did not generate any rental income for the three and six months ended December 31, 2023 and 2022.

Depreciation expense for JiangHuai was $6 and $12 for the three and six months ended December 31, 2023, as compared to $7 and $14 for the same period in last Fiscal 2023.

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

Properties purchased from FuLi generated a rental income of $Nil and $1 for the three and six months ended December 31, 2023, as compared to $2 and $4 for the same period in Fiscal 2023.

Depreciation expense for FuLi was $7 and $14 for the three and six months ended December 31, 2023, as compared to $7 and $15 for the same period in Fiscal 2023.

Summary

Total rental income for all investment properties in China was $6 and $13 for the three and six months ended December 31, 2023, as compared to $4 and $12 for the same period in Fiscal 2023.

Depreciation expense for all investment properties in China were $17 and $34 for the three and six months ended December 31, 2023, as compared to $18 and $36 for the same period in Fiscal 2023.

8.	OTHER ASSETS

Other assets consisted of the following:

	Dec. 31,	June 30,
	2023	2023
	(Unaudited)
Deposits for rental and utilities and others	164	117
Currency translation effect	5	(1)
Total	$169	$116

*Down payment for purchase of investment properties included:

	2023
	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	722
Interest Receivable	1,250	180
Less: Impairment of Interest	(906)	(131)
Transferred to Down Payment (Note *b)	5,344	771
* Down Payment for Purchase of Investment Properties	10,207	1,552
Add: Effect of foreign currency exchange	-	28
Less: Provision of Impairment loss on other assets	(10,207)	(1,580)
* Down Payment for Purchase of Investment Properties	$-	$-

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

b)

Amounts of RMB5,000, or approximately $722, as disclosed in Note 5, plus the interest receivable on long-term loan receivable of RMB1,250, or approximately $180, and impairment on interest of RMB906, or approximately $131.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in Singapore Themed Resort Project. The initial targeted date of completion was in Fiscal 2017. However, progress has been delayed as the developer is currently undergoing an asset reorganization process, to re-negotiate with its creditors to complete the project.

During the fourth quarter of Fiscal 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Singapore Theme Resort Project in Chongqing, China. The Company elected to take this non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies, together with effects of the ongoing pandemic. The local court is verifying the documents due to the sizable number of creditors as of December 31, 2023.

9.	LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of December 31, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,013	$3,724
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,893	$1,206
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$326	$326

As of June 30, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$3,907	$3,701
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$1,843	$1,559
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$319	$319

10.	ACCRUED EXPENSE

Accrued expense consisted of the following:

	Dec. 31,	June 30,
	2023	2023
	(Unaudited)

Payroll and related costs	$1,633	$1,880
Commissions	206	158
Legal and audit	238	280
Sales tax	76	140
Utilities	183	236
Warranty	40	24
Accrued purchase of materials and property, plant and equipment	1,529	1,214
Provision for reinstatement	373	380
Other accrued expense	69	42
Currency translation effect	159	(63)
Total	$4,506	$4,291

11.	ASSURANCE WARRANTY ACCRUAL

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

	Dec. 31,	June 30,
	2023	2023
	(Unaudited)

Beginning	$24	$16
Additions charged to cost and expense	19	32
Utilization	(4)	(25)
Currency translation effect	1	1
Ending	$40	$24

12.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Dec. 31,	June 30,
	2023	2023
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in August 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% and 4.6% at December 31, 2023 and June 30, 2023) per annum, with monthly payments of principal plus interest through August 2028, collateralized by the acquired building with a carrying value of $2,246 and $2,208, as at December 31, 2023 and June 30, 2023, respectively.	$792	$957
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	65	84
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	150	169
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	130	142
Total bank loans payable	$1,137	$1,352

Current portion of bank loans payable	354	503
Currency translation effect on current portion of bank loans	21	(28)
Current portion of bank loans payable	375	475
Long-term portion of bank loans payable	721	933
Currency translation effect on long-term portion of bank loans	41	(56)
Long-term portion of bank loans payable	$762	877

Future minimum payments (excluding interest) as at December 31, 2023, were as follows:

Remainder of Fiscal 2024	$241
2025	268
2026	236
2027	217
Thereafter	175
Total obligations and commitments	$1,137

Future minimum payments (excluding interest) as at June 30, 2023, were as follows:

2024	$475
2025	262
2026	231
2027	212
Thereafter	172
Total obligations and commitments	$1,352

13.	COMMITMENTS AND CONTINGENCIES

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

The Company operated in four segments: the testing service industry (which performs structural and electronic tests of semiconductor devices); the designing and manufacturing of equipment (assembly of equipment that tests the structural integrity of integrated circuits and other products); distribution of various products from other manufacturers in Singapore and Asia; and the real estate segment in China.

The cost of equipment, current year investment in new equipment and depreciation expense are allocated into respective segments based on the primary purpose for which the equipment was acquired.

Corporate expenses are allocated to the four segments on a combination of factors involving revenue, manpower costs and fixed assets investments, except the Malaysia and China operations, which is calculated based on actual sales. The following segment information table includes segment operating income or loss after including corporate expense allocated to the segments, which gets eliminated in the consolidation.

The following segment Information is unaudited for the six months ended December 31, 2023, and December 31, 2022:

Business Segment Information:

	Six Months		Operating
	Ended	Net	Income /	Total	Depr. And	Capital
	Dec. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2023	$7,675	$149	$19,242	$214	$38
	2022	$8,629	$477	$15,345	$230	$15

Testing Services	2023	9,810	(280)	22,690	2,507	120
	2022	12,012	1,129	27,757	1,875	3,967

Distribution	2023	4,670	646	1,976	-	-
	2022	3,676	482	1,437	-	-

Real Estate	2023	13	(53)	2,502	36	-
	2022	12	(42)	1,580	38	-

Corporate & Unallocated	2023	-	214	188	27	-
	2022	-	90	77	-	12

Total Company	2023	$22,168	$676	$46,598	$2,784	$158
	2022	$24,329	$2,136	$46,196	$2,143	$3,994

The following segment Information is unaudited for the three months ended December 31, 2023, and December 31, 2022:

Business Segment Information:

	Three Months		Operating
	Ended	Net	Income /	Total	Depr. And	Capital
	Dec. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2023	$4,790	$191	$19,242	$101	$19
	2022	$5,044	$301	$15,345	$99	$15

Testing Services	2023	4,646	(152)	22,690	1,181	62
	2022	5,648	547	27,757	1,111	2,811

Distribution	2023	2,760	401	1,976	-	-
	2022	1,694	217	1,437	-	-

Real Estate	2023	6	(27)	2,502	18	-
	2022	4	(28)	1,580	20	-

Corporate & Unallocated	2023		264	188	15	-
	2022	-	32	77	6	12

Total Company	2023	$12,202	$677	$46,598	$1,315	$81
	2022	$12,390	$1,069	$46,196	$1,236	$2,838

Management is currently evaluating the ongoing contributions of each of its business segments to its current and future revenue and prospects, including its testing segment. As a result, it may divest one or more business segments in the future, including its testing segment, to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

15.	OTHER (EXPENSES) / INCOME

Other (expense) / income consisted of the following:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2023	2022	2023	2022
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	$96	$37	$174	$55
Other rental income	36	27	72	54
Exchange loss	(236)	(349)	(177)	(279)
Other miscellaneous income	22	21	45	64
Total	$(82)	$(264)	$114	$(106)

16.	GOVERNMENT GRANTS

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2023	2022	2023	2022
	Unaudited	Unaudited	Unaudited	Unaudited
Government grant	$4	$21	$77	$42

In the three months ended December 31, 2023, the Company received government grants amounting to $4, related to capital expenditure subsidy received from the China government. During the same period in 2022, the Company received government grants amounting to $21, $17 of which was an incentive from the Singapore government for local resident recruitment, and the remaining $4 related to capital expenditure subsidy received from the China government.

In the six months ended December 31, 2023, the Company received government grants amounting to $77, $16 of which was an incentive from the Singapore government for local resident recruitment, and the $57 from the U.S. government related to Employee Retention Credit (“ERC”). During the same period in 2022, the Company received government grants amounting to $42, with $10 from the Singapore government for Covid-19, $17 from the Singapore government for local resident recruitment and the remaining $15 related to capital expenditure subsidy received from the China government.

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $15 and $30 for the three and six months ended December 31, 2023, as compared to $41 and $83 for the same period in fiscal 2023.

The Company's income tax expense was $95 and $132 for the three and six months ended December 31, 2023, as compared to $241 and $466 for the same period in Fiscal 2023. Our effective tax rate (“ETR”) from continuing operations was 16.5% and 29.5% for the quarters ended December 31, 2023 and December 31, 2022, respectively. The decrease of income tax expense was attributable to the following:

1.	The Singapore and Thailand operations incurred lower income tax due to lower income generated in period ended December 31,2023 compared to same period last fiscal year.
2.	The Company recognized lower GILTI expense due to lower income derived from controlled foreign corporation.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at December 31, 2023 and December 31, 2022, respectively.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize all of the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against portion of the deferred tax assets recorded in the U.S. and various foreign jurisdictions.

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

The following table is the reconciliation of contract balances.

	Dec. 31	June 30
	2023	2023
	(Unaudited)

Trade Accounts Receivable	12,388	9,804
Accounts Payable	2,345	1,660
Contract Liabilities	3,808	1,277

Remaining Performance Obligation

The Company had $nil and $55 remaining performance obligations, which represents our obligation to deliver products and services as at December 31, 2023 and June 30, 2023 respectively.

19.	EARNINGS PER SHARE

Options to purchase 617,000 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of December 31, 2023. 284,500 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three months ended December 31, 2023, because they were anti-dilutive.

Options to purchase 636,375 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of December 31, 2022. 405,500 stock options were excluded in the computation of diluted EPS for the three months ended December 31, 2022, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$503	$512	$730	$1,394
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	4	(5)	7	(5)
Net income attributable to Trio-Tech International Common Shareholders	$507	$507	$737	$1,389

Weighted average number of common shares outstanding - basic	4,120	4,074	4,109	4,074

Dilutive effect of stock options	139	88	161	86
Number of shares used to compute earnings per share - diluted	4,259	4,162	4,270	4,160

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.12	0.12	0.18	0.34
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.12	$0.12	$0.18	$0.34

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.12	0.12	0.17	0.33
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.12	$0.12	$0.17	$0.33

20.	STOCK OPTIONS

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

●	A risk-free interest rate varying from 0.11% to 4.59% (2023: 0.11% to 4.17%);
●	No expected dividend payments; and
●	Expected volatility of 52.2% to 73.85% (2023: 47.3% to 73.85%).

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

During the first two quarters of Fiscal 2024, 48,000 stock options were granted under the 2017 Employee Plan. There were 63,875 stock options exercised during the six-month period ended December 31, 2023. The Company recognized $90 in stock-based compensation expense during the six months ended December 31, 2023.

During the first two quarters of Fiscal 2023, 25,000 stock options were granted under the 2017 Employee Plan. There were 5,000 stock options exercised during the six-month period ended December 31, 2022. The Company recognized $54 in stock-based compensation expense during the six months ended December 31, 2022.

As of December 31, 2023, there were vested stock options granted under the 2017 Employee Plan covering a total of 88,250 shares of Common Stock. The weighted-average exercise price was $5.59 and the weighted average remaining contractual term was 3.08 years.

As of December 31, 2022, there were vested stock options granted under the 2017 Employee Plan covering a total of 134,500 shares of Common Stock. The weighted-average exercise price was $4.78 and the weighted average remaining contractual term was 1.73 years.

A summary of option activities under the 2017 Employee Plan during the six months period ended December 31, 2023, is presented as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2023	216,375	$4.89	2.92	$140
Granted	48,000	4.88	-	-
Exercised	(63,875)	3.12	-	-
Forfeited or expired	(3,500)	3.75	-	-
Outstanding at December 31, 2023	197,000	$5.48	3.51	$39
Exercisable at December 31, 2023	88,250	$5.59	3.08	$16

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2023, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2023	81,750	$5.53
Granted	48,000	4.88
Vested	(21,000)	-
Non-vested at December 31, 2023	108,750	$5.38

A summary of option activities under the 2017 Employee Plan during the six months period ended December 31, 2022, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	236,375	$5.21	2.61	$87
Granted	25,000	5.18	-	-
Exercised	(5,000)	3.75	-	-
Forfeited or expired	(40,000)	-	-	-
Outstanding at December 31, 2022	216,375	$5.16	2.49	$96
Exercisable at December 31, 2022	134,500	$4.78	1.73	$75

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2022, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2022	75,875	$5.98
Granted	25,000	5.18
Vested	(9,000)	-
Forfeited	(10,000)	-
Non-vested at December 31, 2022	81,875	$5.79

2017 Directors Equity Incentive Plan

The 2017 Directors Plan permits the grant of options to its directors in the form of non-qualified options and restricted stock, and initially covered up to an aggregate of 300,000 shares of Common Stock. In September 2020, the Company’s Board of Directors approved an amendment to the 2017 Directors Plan to increase the shares covered thereby from 300,000 shares to an aggregate of 600,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2020. In October 2023, the Company’s Board of Directors approved an amendment to the 2017 Directors Plan to increase the shares covered thereby from 600,000 shares to an aggregate of 900,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2023.

Under the 2017 Directors Plan, the exercise price of the non-qualified options is required to be 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are exercisable immediately as of the grant date.

During the first two quarters of Fiscal 2024, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised and the Company did not recognize any stock-based compensation expense during the six months ended December 31, 2023 and 2022.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of December 31, 2023, or December 31, 2022.

As of December 31, 2023, there were vested stock options granted under the 2017 Directors Plan covering a total of 420,000 shares of Common Stock. The weighted average exercise price was $4.91 and the weighted average remaining contractual term was 2.41 years.

As of December 31, 2022, there were vested stock options granted under the 2017 Director Plan covering a total of 420,000 shares of Common Stock. The weighted-average exercise price was $5.10 and the weighted average remaining contractual term was 2.34 years.

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2023, is presented as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2023	420,000	$4.91	2.91	$309
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2023	420,000	$4.91	2.41	$352
Exercisable at December 31, 2023	420,000	$4.91	2.41	$352

A summary of option activities under the 2017 Directors Plan during the six months period ended December 31, 2022, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	420,000	$5.10	2.85	$228
Granted	-	-		-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2022	420,000	$5.10	$2.34	$255
Exercisable at December 31, 2022	420,000	$5.10	$2.34	$255

21.	LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $34 and $38 for the three months ended December 31, 2023, and December 31, 2022, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2024 to the fiscal year ended June 30, 2027 (“Fiscal 2027”) on non-cancelable operating leases is contractually due as follows as of December 31, 2023:

Remainder of Fiscal 2024	$67
2025	134
2026	45
2027	15
$261

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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of 4 units of chiller systems are as follows:

Components of Lease Balances	Dec. 31,	June 30,
	2023	2023
	(Unaudited)
Assets
Gross financial sales receivable	$6	$17
Unearned finance income	-	(1)
Financed sales receivable	$6	$16

Net financed sales receivables due within one year	$6	$16
Net financed sales receivables due after one year	$-	$-
	6	16

As of December 31, 2023, the financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 0.25 years.

As of June 30, 2023, the financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 0.75 years.

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

Components of Lease Balances	Dec. 31,	June 30,
	2023	2023
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,607	$1,734
Accumulated depreciation	(1,072)	(1,075)
Plant and Equipment, Net	$535	$659

Current portion of finance leases	$81	$107
Net of current portion of finance leases	15	42
Total Finance Lease Liabilities	$96	$149

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets, Net	$2,359	$2,609

Current portion of operating leases	1,119	1,098
Net of current portion of operating leases	1,240	1,511
Total Operating Lease Liabilities	$2,359	$2,609

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$2	$3	$5	6
Amortization of right-of-use assets	12	44	56	92
Total finance lease cost	14	47	61	98

Operating Lease Costs	$385	$369	$754	749

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Six Months Ended
	Dec. 31,	Dec. 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$3	$6
Operating cash flows from operating leases	693	594
Finance cash flows from finance leases	55	67
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities

Weighted-Average Remaining Lease Term:
Finance leases	0.80	1.59
Operating leases	2.08	2.67
Weighted-Average Discount Rate:
Finance leases	2.89%	3.22%
Operating leases	5.51%	5.54%

As of December 31, 2023, the maturities of the Company’s operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of Fiscal 2024
2025	712	57
2026	1,019	35
Thereafter	772	12
Total future minimum lease payments	$2,503	$104
Less: amount representing interest	(144)	(8)
Present value of net minimum lease payments	$2,359	$96

Presentation on statement of financial position
Current	1,119	81
Non-Current	1,240	15

As of June 30, 2023, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2024	1,321	112
2025	846	33
2026	570	12
Thereafter	64	-
Total future minimum lease payments	2,801	157
Less: amount representing interest	(192)	(8)
Present value of net minimum lease payments	2,609	149

Presentation on statement of financial position
Current	1,098	107
Non-Current	1,511	42

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the six months ended December 31, 2023 and 2022.

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

23.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Six Months Ended Dec. 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue
- Customer A	21.8%	34.7%
- Customer B	17.7%	13.3%
- Customer C	13.9%	15.3%
Trade Account Receivables
- Customer A	21.0%	32.1%
- Customer B	24.4%	17.3%
- Customer C	22.8%	15.6%

24.	COMPARATIVE FIGURES

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

During the six months ended December 31, 2023, TTI generated approximately 100% of its revenue from its three core business segments in the test and measurement industry, i.e., manufacturing of test equipment (“Manufacturing”), testing services (“Testing”) and distribution of test equipment and electronic components (“Distribution”). Management is currently evaluating the ongoing contributions of each of its business segments to its current and future revenue and prospects, including its Testing segment. As a result, it may divest one or more business segments in the future, including its testing segment, to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

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

Second Quarter Fiscal Year 2024 Highlights

●	Total revenue decreased by $188, or 1.5%, to $12,202 in the second quarter of Fiscal 2024, compared to $12,390 for the same period in Fiscal 2023.
●	Manufacturing segment revenue decreased by $254, or 5.0% to $4,790 for the second quarter of Fiscal 2024, compared to $5,044 for the same period in Fiscal 2023.
●	Testing segment revenue decreased by $1,002, or 17.7%, to $4,646 for the second quarter of Fiscal 2024, compared to $5,648 for the same period in Fiscal 2023.
●	Distribution segment revenue increased by $1,066, or 62.9%, to $2,760 for the second quarter of Fiscal 2024, compared to $1,694 for the same period in Fiscal 2023.
●	Real estate segment rental revenue increased by $2, or 50.0% to $6 for the second quarter of Fiscal 2024, compared to $4 for the same period in Fiscal 2023.
●	The overall gross profit margin decreased by 3.5% to 23.4% for the second quarter of Fiscal 2024, from 26.9% for the same period in Fiscal 2023.
●	General and administrative expense decreased by $102, or 5.3%, to $1,817 for the second quarter of Fiscal 2024, from $1,919 for the same period in Fiscal 2023.
●	Selling expense increased by $55, or 28.5%, to $248 for the second quarter of Fiscal 2024, from $193 for the same period in Fiscal 2023.
●	Other expense decreased by $182, or 68.9%, to $82 for the second quarter of Fiscal 2024, from other expense of $264 for the same period in Fiscal 2023.
●	Income from operations was $677 for the second quarter of Fiscal 2024, a decrease of $392 as compared to income from operations of $1,069 for the same period in Fiscal 2023.
●	Income tax expense was $95 in the second quarter of Fiscal 2024, a decrease of $146 as compared to $241 in the same period in Fiscal 2023.
●

During the second quarter of Fiscal 2024, income from continuing operations before non-controlling interest, net of tax was $482, as compared to income from continuing operations before non-controlling interest of $575 for the same period in Fiscal 2023.

●	Net loss attributable to non-controlling interest for the second quarter of Fiscal 2024 was $21, a decrease of $79 as compared to net profit of $58 in the same period in Fiscal 2023.
●	Basic earnings per share for the second quarter of Fiscal 2024 and Fiscal 2023 was $0.12.
●	Diluted earnings per share for the second quarter of Fiscal 2024 and Fiscal 2023 was $0.12.
●	Total assets increased by $4,412 to $46,598 as of December 31, 2023, compared to $42,186 as of June 30, 2023.
●	Total liabilities increased by $2,455 to $15,070 as of December 31, 2023, compared to $12,615 as of June 30, 2023.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three and six months ended December 31, 2023 and 2022.

Revenue Components	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Manufacturing	39.3%	40.7%	34.6%	35.5%
Testing Services	38.1	45.6	44.2	49.4
Distribution	22.6	13.7	21.1	15.1
Real Estate	-	-	0.1	-
Total	100%	100.0%	100%	100.0%

Revenue for the three and six months ended December 31, 2023, was $12,202 and $22,168, respectively, a decrease of $188 and $2,161, respectively, when compared to the revenue of $12,390 and $24,329 for the same period of Fiscal 2023. As a percentage, revenue decreased by 1.5% and 8.9% for the three and six months ended December 31, 2023, when compared to revenue for the same period of Fiscal 2023.

Revenue within our four current segments for the three and six months ended December 31, 2023, is discussed below.

Manufacturing Segment

Revenue in the Manufacturing segment as a percentage of total revenue was 39.3% and 34.6% for the three and six months ended December 31, 2023, respectively, a decrease of 1.4% and 0.9% of total revenue when compared to 40.7% and 35.5% in the same period of Fiscal 2023. The revenue decreased by $254 to $4,790 from $5,044 and decreased by $954 to $7,675 from $8,629 for the three and six months ended December 31, 2023, respectively.

Revenue in the Manufacturing segment has been on a downward trend since the beginning of the calendar year 2023 due to a decline in semiconductor industry capital spending. Demand recovery was noted in the first quarter of Fiscal 2024, resulting in a strong backlog in the Manufacturing segment. Part of these orders has been delivered in the quarter ended December 31, 2023, and the balance is expected to be delivered in the next two quarters.

During the three and six months ended December 31, 2023, one customer contributed 26.5% and 24.0%, respectively, to the total Manufacturing segment revenue.

Testing Segment

Revenue in the Testing segment as a percentage of total revenue was 38.1% for the three months ended December 31, 2023, representing a decrease of 7.5% compared to 45.6% in the same period of Fiscal 2023. Revenue in the Testing segment was 44.2% as a percentage of total revenue for the six months ended December 31, 2023, a decrease of 5.2% compared to the same period of Fiscal 2023. Total revenue decreased by $1,002 and $2,202 to $4,646 and $9,810 for the three and six months ended December 31, 2023, respectively, as compared to the same periods of Fiscal 2023.

The decrease in revenue in the Testing segment reflects the weak demand environment in the semiconductor industry in calendar year 2023.

The revenue in the Testing segment from one customer accounted for 34.1% and 40.9% of our revenue in the Testing segment for the three months ended December 31, 2023 and 2022, respectively, and 34.9% and 45.6% of our total revenue in the Testing segment for the six months ended December 31, 2023 and 2022, respectively. The future revenue in the Testing segment will be affected by the demands of this customer if the customer base cannot be increased. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the Distribution segment was 22.6% and 21.1% as a percentage of total revenue for the three and six months ended December 31, 2023, respectively, an increase of 8.9% and 6.0%, compared to the same period of Fiscal 2023. Total revenue increased by $1,066 to $2,760 and increased by $994 to $4,670 from $1,694 and $3,676 for the three and six months ended December 31, 2023, respectively, compared to the same period of Fiscal 2023.

In the Distribution segment, there has been a demand recovery in the electronics components and display products from our customers compared to the same period of Fiscal 2023.

The revenue in the Distribution segment from one customer accounted for 84.7% and 78.9% of our revenue in the Distribution segment for the three months ended December 31, 2023 and 2022, respectively, and 84.0% and 82.5% of our total revenue in the Distribution segment for the six months ended December 31, 2023 and 2022, respectively. Demand for the Distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts. Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

Revenue increased to $6 and $13 from $4 and $12 for the three and six months ended December 31, 2023, compared to the same period of Fiscal 2023. Our real estate (“Real Estate”) segment saw an increase in rental income due to occupancy in MaoYe properties.

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

As of December 2023, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

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

Comparison of the Three Months Ended December 31, 2023, and December 31, 2022

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2023 and 2022 respectively:

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	76.6%	73.1%
Gross Margin	23.4%	26.9%
Operating expense
General and administrative	14.9%	15.5%
Selling	2.0%	1.6%
Research and development	1.1%	1.2%
Loss on disposal of property, plant and equipment	(0.1)%	-%
Total operating expense	17.9%	18.3%
Income from Operations	5.5%	8.6%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 3.5% to 23.4% for the three months ended December 31, 2023, from 26.9% for the same period of Fiscal 2023. Gross profits decreased by $481 to $2,854 for the three months ended December 31, 2023, from $3,335 for the same period in Fiscal 2023.

Gross profit margin as a percentage of revenue in the Manufacturing segment increased marginally by 1% to 24.7% for the three months ended December 31, 2023, as compared to 23.7% for the same period in Fiscal 2023. In absolute dollar amounts, gross profit in the Manufacturing segment for the three months ended December 31, 2023, was $1,181, indicating a decrease of $14, compared to $1,195 in the same period in Fiscal 2023. Gross profit margin as a percentage increased despite a decline in revenue due to a favourable sales mix.

Gross profit margin as a percentage of revenue in the Testing segment decreased by 8.3% to 25.4% for the three months ended December 31, 2023, compared to 33.7% in the same period in Fiscal 2023. The decrease in gross profit margin percentage was mainly due to lower volume across all test operations. A significant portion of the cost of sales in Testing segment are fixed costs. As the demand for services and factory utilization decrease, the fixed costs are spread over the decreased output, which decreases the gross profit margin. In absolute dollar amounts, gross profit in the Testing segment decreased by $719 to $1,182 for the three months ended December 31, 2023, from $1,901 for the same period in Fiscal 2023.

Gross profit margin of the Distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes because of fluctuations in market demand. Gross profit margin as a percentage of revenue in the Distribution segment increased by 3.4% to 18.3% for the three months ended December 31, 2023, from 14.9% in the same period in Fiscal 2023. In absolute dollar amounts, gross profit in the Distribution segment for the three months ended December 31, 2023, was $504, indicating an increase of $251, compared to $253 in the same period in Fiscal 2023. The strong demand for electronics components and display products from our customers has contributed to the increase of gross profit margin.

In absolute dollar amounts, gross loss in the Real Estate segment was $13 for three months ended December 31, 2023, as compared to $14 for the same period in Fiscal 2023.

Operating Expense

Operating expense for the three months ended December 31, 2023 and 2022 was as follows:

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
General and administrative	$1,817	$1,919
Selling	248	193
Research and development	131	151
Loss on disposal of property, plant and equipment	(19)	3
Total	$2,177	$2,266

General and administrative expense decreased by $102, or 5.3%, from $1,919 to $1,817 for the three months ended December 31, 2023, compared to the same period in Fiscal 2023. The decrease in general and administrative expense was mainly attributable to the lower remuneration related expense resulting from the unfavorable financial performance compared to same period of Fiscal 2023.

Selling expense increased by $55, or 28.5%, from $193 to $248 for the three months ended December 31, 2023, compared to the same period in Fiscal 2023. The increase in selling expense was primarily attributable to an increase in commission costs in the Singapore and U.S. operations because of an increase in commissionable revenue, and an increase in travel costs due to increased business travel in the second quarter of Fiscal 2024, compared to the same quarter of Fiscal 2023.

Income from Operations

Income from operations was $677 for the three months ended December 31, 2023, a decrease of $392, compared to income of $1,069 from operations for the same period in Fiscal 2023. The decrease was mainly due to the decreased revenue and gross profit in absolute dollars amount in the Testing segment.

Interest Expense

Interest expense for the three months ended December 31, 2023 and 2022 was as follows:

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Interest expense	$22	$10

Interest expense was $22 for the three months ended December 31, 2023, an increase of $12, or 120.0%, compared to $10 for the same period of Fiscal 2023 due to utilization of credit facilities. As of December 31, 2023, the Company had an unused line of credit of $5,256 as compared to $6,139 at December 31, 2022.

Other Expenses

Other expense for the three months ended December 31, 2023 and 2022 was as follows:

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Interest income	$96	$37
Other rental income	36	27
Exchange loss	(236)	(349)
Other miscellaneous income	22	21
Total	$(82)	$(264)

Other expense decreased by $182 from $264 to $82 for the three months ended December 31, 2023 compared to the same period in Fiscal 2023. The decrease was primarily contributed by lower negative foreign currency impact and an increase in interest income earned in the three months ended December 31, 2023 compared to the same period in Fiscal 2023.

Government Grant

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)

Government Grant	$4	$21

In the three months ended December 31, 2023, the Company received government grants amounting to $4, related to capital expenditure subsidy received from the China government. During the same period in 2022, the Company received government grants amounting to $21, $17 of which was an incentive from the Singapore government for local resident recruitment, and the remaining $4 related to capital expenditure subsidy received from the China government.

Income Tax Expense

The Company's income tax expense was $95 and $241 for the three months ended December 31, 2023, and 2022, respectively. Income tax expense decreased due to lower net income resulting from decrease in revenue discussed above.

Non-controlling Interest

As of December 31, 2023, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-tech JiangSu Co. Ltd. The share of non-controlling interest in the net loss from the subsidiaries for the three months ended December 31, 2023 was $21, a decrease of $79 compared to the share of non-controlling interest in the net income from the subsidiaries of $58 for the same period of Fiscal 2023. The decrease in the net income shared by non-controlling interest in the subsidiaries was attributable to the decrease in net income generated by the Company’s Malaysia and China operations.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Company’s common shareholders were $507 for both the three months ended December 31, 2023 and December 31, 2022.

Earnings per Share

Basic earnings per share from continuing operations were $0.12 for both the three months ended December 31, 2023 and December 31, 2022. Basic earnings per share from discontinued operations were $nil for both the three months ended December 31, 2023 and 2022.

Diluted earnings per share from continuing operations were $0.12 for both the three months ended December 31, 2023 and December 31, 2022. Diluted earnings per share from discontinued operations were $nil for both the three months ended December 31, 2023 and 2022.

Segment Information

The revenue, gross margin, and income / (loss) from operations for each segment during the first quarter of Fiscal 2024 and Fiscal 2023 are presented below. As the revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the Manufacturing segment for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$4,790	$5,044
Gross margin	24.9%	23.7%
Income from operations	$191	$301

Income from operations from the Manufacturing segment was $191 compared to income from operations of $301 in the same period in Fiscal 2023. The decrease in income from operations was mainly due to an increase in operating expense. Operating expense was $990 and $892 for the three months ended December 31, 2023 and 2022, respectively. The increase in operating expense was mainly due to higher commission expense resulting from higher commissionable revenue, and an increase in travel and entertainment expense incurred in three months ended December 31, 2023 compared to same period in Fiscal 2023.

Testing Segment

The revenue, gross margin, and (loss)/ income from operations for the Testing segment for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$4,646	$5,648
Gross margin	25.4%	33.7%
(Loss) / Income from operations	$(152)	$547

Loss from operations in the Testing segment for the three months ended December 31, 2023, was $152, a decrease of $699 from income from operations of $547 in the same period in Fiscal 2023. The decrease was mainly attributable to a decrease in gross profit due to lower revenue. Operating expense was $1,334 and $1,354 for the three months ended December 31, 2023 and 2022, respectively.

Distribution Segment

The revenue, gross margin, and income from operations for the Distribution segment for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$2,760	$1,694
Gross margin	18.3%	14.9%
Income from operations	$401	$217

Income from operations in the Distribution segment for three months ended December 31, 2023 was $401, compared to $217 for the same period in Fiscal 2023. The increase of $184 was mainly due to an increase in gross profit margin. Operating expense was $103 and $36 for the three months ended December 31, 2023 and 2022, respectively. The increase in operating expense primarily resulted from an increase in business travel.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$6	$4
Gross margin	(216.7)%	(350.0)%
Loss from operations	$(27)	$(28)

Loss from operations in the Real Estate segment for the three months ended December 31, 2023, was $27 compared to $28 for the same period of Fiscal 2023. Operating expense was $14 for both the three months ended December 31, 2023 and 2022.

Corporate

The income from operations for corporate for the three months ended December 31, 2023, and 2022 was as follows:

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Income from operations	$264	$32

Corporate operating income was $264 for the three months ended December 31, 2023, compared to profit of $32 in the same period in Fiscal 2023. Corporate expense is allocated to the four segments on a combination of factors involving revenue, manpower costs and fixed assets investments, except the Malaysia and China operations, which is calculated based on actual sales. Corporate operating income was higher for the three months ended December 31, 2023 since the allocation to the individual segments was based on budgeted corporate expense for the quarter. Any excess/under allocation to each segment is reviewed and adjusted over the last two quarters of the fiscal year.

Comparison of the Six Months Ended December 31, 2023, and December 31, 2022

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2023 and 2022, respectively:

	Six Months Ended
	Dec. 31, 2023	Dec. 31, 2022

Revenue	100.0%	100.0%
Cost of sales	75.8	71.4
Gross Margin	24.2%	28.6%
Operating expense:
General and administrative	17.9%	17.4%
Selling	2.0	1.5
Research and development	1.0	0.9
(Gain) / Loss on disposal of property, plant and equipment	0.3	-
Total operating expense	21.2%	19.8%
Income from Operations	3.0%	8.8%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 4.4% to 24.2% for the six months ended December 31, 2023, compared to 28.6% in the same period of Fiscal 2023. Gross profits decreased by $1,583 to $5,374 for the six months ended December 31, 2023, from $6,957 for the same period of Fiscal 2023.

Gross profit margin as a percentage of revenue in the Manufacturing segment increased marginally by 0.2% to 26.3% for the six months ended December 31, 2023, from 26.1% in the same period of Fiscal 2023. Gross profit in absolute value decreased by $238 to $2,017 for the six months ended December 31, 2023 compared to $2,255 for the same period of Fiscal 2023. The gross profit decrease was primarily due to a decrease in Manufacturing segment revenue in the six months ended December 31, 2023 compared to the same period of Fiscal 2023.

Gross profit margin as a percentage of revenue in the Testing segment decreased by 8.4% to 26.1% for the six months ended December 31, 2023, from 34.5% in the same period of Fiscal 2023. Gross profit in the Testing segment decreased by $1,577 to $2,562 for the six months ended December 31, 2023, from $4,139 for the same period of Fiscal 2023 due to lower margins in the Testing segment resulting from lower demand. The gross margin was negatively impacted by the decrease in revenue across all test operations where a significant portion of our cost of goods sold are fixed, and as the demand for services and factory utilization decrease, the fixed costs are spread over the decreased output, which reduces the gross profit margin.

Gross profit margin as a percentage of revenue in the Distribution segment was 17.5% for the six months ended December 31, 2023, compared to 16.0% in the same period of Fiscal 2023. Gross profit in the Distribution segment for the six months ended December 31, 2023, was $818, an increase of $231 compared to $587 in the same period of Fiscal 2023. The increase in gross profit was due to the increase in distribution sales, coupled with an increase in gross margin compared to the same period of Fiscal 2023.

Gross loss in the Real Estate segment decreased by $1 to $23 for the six months ended December 31, 2023, from $24 in the same period of Fiscal 2023.

Operating Expenses

Operating expense for the six months ended December 31, 2023 and 2022 was as follows:

	Six Months Ended
	Dec. 31, 2023	Dec. 31, 2022
	(Unaudited)	(Unaudited)
General and administrative	$3,975	$4,224
Selling	435	366
Research and development	216	224
Gain on disposal of plant and equipment	72	7
Total	$4,698	$4,821

General and administrative expense decreased by $249, or 5.9%, from $4,224 to $3975 for the six months ended December 31, 2023, compared to the same period of Fiscal 2023. The decrease in general and administrative expense was mainly attributable to the implementation of the cost cutting initiative from Malaysia and China operation in view of lower testing demand, and lower remuneration related expense resulting from unfavorable financial performance in six months ended December 31, 2023.

Selling expense increased by $69, or 18.9%, for the six months ended December 31, 2023, from $366 to $435 compared to the same period of Fiscal 2023. The increase in selling expense was primarily attributable to an increase in commission because of an increase in commissionable revenue and increased business travel.

Income from Operations

Income from operations was $690 for the six months ended December 31, 2023, compared to $2,136 for the same period of Fiscal 2023. The decrease was mainly due to the decrease in revenue, coupled with a decrease in gross profit margin in the Testing segment, as discussed earlier.

Interest Expense

Interest expense for the six months ended December 31, 2023 and 2022 were as follows:

	Six Months Ended
	Dec. 31, 2023	Dec. 31, 2022
	(Unaudited)	(Unaudited)

Selling	$46	$54

Interest expense decreased by $8 to $46 from $54 for the six months ended December 31, 2023, compared to the same period of Fiscal 2023.

Other Income / (Expenses)

Other income / (expense) for the six months ended December 31, 2023 and 2022 was as follows:

	Six Months Ended
	Dec. 31, 2023	Dec. 31, 2022
	(Unaudited)	(Unaudited)
Interest income	$174	$55
Other rental income	72	54
Exchange gain / (loss)	(177)	(279)
Other miscellaneous income	45	64
Total	$114	$(106)

Other income for the six months ended December 31, 2023 was $114, a decrease of $220 compared to other expense of $106 for the same period of Fiscal 2023. The decrease was mainly contributed by lower negative foreign currency impact and an increase in interest income.

Government Grant

	Six Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)

Government Grant	$77	$42

In the six months ended December 31, 2023, the Company received government grants amounting to $77, $16 of which was an incentive from the Singapore government for local resident recruitment, and the $57 from the U.S. government related to Employee Retention Credit (“ERC”). During the same period in 2022, the Company received government grants amounting to $42, with $10 from the Singapore government for Covid-19, $17 from the Singapore government for local resident recruitment and the remaining $15 related to capital expenditure subsidy received from the China government.

Income Tax Expenses

Income tax expense for the six months ended December 31, 2023 was $132, a decrease of $334 compared to of $466 for the same period of Fiscal 2023. The decrease in income tax expense was primarily due to decrease in the taxable income across the Company in the six months ended December 31, 2023.

Non-controlling Interest

As of December 31, 2023, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in  PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-Tech JiangSu Co. Ltd. The net loss attributable to the non-controlling interest in these subsidiaries for the six months ended December 31, 2023, was $44, a change of $198, compared to a net income of $154 for the same period of Fiscal 2023. The decrease was attributable to the decrease in net income generated by the China operation.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income was $751 for the six months ended December 31, 2023, a decrease of $638 compared to a net income of $1,389 for the same period of Fiscal 2023. The decrease was mainly due to the decrease in revenue and gross margin. However, the decrease was partially offset by a decrease in operating expense and other expense.

Earnings per Share

Basic earnings per share from continuing operations was $0.18 for the six months ended December 31, 2023, compared to $0.34 for the same period in Fiscal 2023. Basic earnings per share from discontinued operations were $nil for both the six months ended December 31, 2023 and 2022.

Diluted earnings per share from continuing operations was $0.17 for the six months ended December 31, 2023, compared to $0.33 for the same period of Fiscal 2023. Diluted earnings per share from discontinued operations were $nil for both the six months ended December 31, 2023 and 2022.

Segment Information

The revenue, gross profit margin, and income / (loss) from operations in each segment for the six months ended December 31, 2023 and 2022, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the Manufacturing segment for the six months ended December 31, 2023 and 2022 were as follows:

	Six Months Ended
	Dec. 31, 2023	Dec. 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$7,675	$8,629
Gross margin	26.3%	26.1%
Income from operations	$149	$477

Income from operations from the Manufacturing segment was $149 for the six months ended December 31, 2023, a decrease of $328 as compared to $477 in the same period of Fiscal 2023 due to a decrease in gross profit resulting from lower revenue and an increase in operating expense. The Manufacturing segment's operating expense was $1,868 and $1,778 for the six months ended December 31, 2023 and 2022, respectively. The increase in operating expense of $92 was primarily attributable to an increase in commission expense because of an increase in commissionable revenue.

Testing Segment

The revenue, gross margin and (loss) / income from operations for the Testing segment for the six months ended December 31, 2023 and 2022 were as follows:

	Six Months Ended
	Dec. 31, 2023	Dec. 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$9,810	$12,012
Gross margin	26.1%	34.5%
(Loss) / Income from operations	$(280)	$1,129

Loss from operations in the Testing segment for the six months ended December 31, 2023, was $280, a decrease of $1,409 compared to an income from operations of $1,129 in the same period of Fiscal 2023 mainly due to lower gross profit resulting from lower revenue. The decrease in gross profit of $1,577 was partially offset by a decrease in operating expense of $169. Operating expense was $2,842 and $3,011 for the six months ended December 31, 2023 and 2022, respectively.

Distribution Segment

The revenue, gross margin and income from operations for the Distribution segment for the six months ended December 31, 2023 and 2022 were as follows:

	Six Months Ended
	Dec. 31, 2023	Dec. 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$4,670	$3,676
Gross margin	18.3%	16.0%
Income from operations	$646	$482

Income from operations in the Distribution segment for the six months ended December 31, 2023 was $646, an increase of $164 compared to $482 in the same period of Fiscal 2023. The increase in operating income was primarily due to an increase in gross margin by $231, which was partially offset with an increase in operating expense of $66. Operating expense was $172 and $106 for the six months ended December 31, 2023 and 2022, respectively. The increase in operating expense was mainly contributed by increase in general and administrative expense by $48.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the six months ended December 31, 2023 and 2022 were as follows:

	Six Months Ended
	Dec. 31, 2023	Dec. 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$13	$12
Gross margin	(216.7)%	(200.0)%
Loss from operations	$(53)	$(42)

Loss from operations in the Real Estate segment for the six months ended December 31, 2023 was $53, an increase of $11 compared to $42 for the same period of Fiscal 2023. The increase in operating loss was mainly due to an increase in operating expense. Operating expense was $30 and $18 for the six months ended December 31, 2023 and 2022, respectively.

Corporate

The income from operations for corporate for the six months ended December 31, 2023 and 2022 were as follows:

	Six Months Ended
	Dec. 31, 2022	Dec. 31, 2021
	(Unaudited)	(Unaudited)
Income from operations	$214	$90

The improvement of $124 was mainly due to allocation of corporate expense to the individual segments was based on budgeted expense for the quarter as mentioned earlier. Any excess/under allocation to each segment is reviewed and adjusted over the last two quarters of the fiscal year. .

Financial Condition

During the six months ended December 31, 2023, total assets increased by $4,412 to $46,598 compared to $42,186 as of June 30, 2023. The increase was primarily due to an increase in inventories, cash and cash equivalents, other receivables, other assets, trade account receivable, deferred tax assets and restricted term deposits partially offset by a decrease in short term deposits, prepaid expense, assets held for sale and operating right-of-use assets.

Cash and cash equivalents were $10,966 at December 31, 2023, reflecting an increase of $3,383 from $7,583 as at June 30, 2023. This increase is attributed primarily due to cash generated from operations, and the collection of customer deposits in Singapore and China operations during the six months ended December 31, 2023.

Short-term deposits were $5,791 at December 31, 2023, reflecting a decrease of $836 from $6,627 as at June 30, 2023. The decrease was mainly attributed to the maturity of short-term deposits in the Singapore operation during the six months ended December 31, 2023 which is reflected in the cash and cash equivalents.

The trade accounts receivable balance as of December 31, 2023 increased by $2,584 to $12,388, from $9,804 as at June 30, 2023, primarily due to an increase in revenue from customers that have longer credit term in Singapore, Malaysia and China operations. The number of days’ sales outstanding in accounts receivables for the group was 116 days and 82 days at the end of the second quarter of Fiscal 2024 and the end of Fiscal 2023, respectively.

Other receivables at December 31, 2023, were $1,029, an increase of $90, compared to $939 as at June 30, 2023. The increase was mainly due to higher advance payments made to suppliers and refundable services taxes in the Singapore operation.

Inventories at December 31, 2023, were $3,546, an increase of $1,395, compared to $2,151 as at June 30, 2023. The increase in inventories mainly attributed to the increased backlog in the Manufacturing segment attributable to our Singapore operations which are expected to be delivered over the next quarter.

Prepaid expense was $589 at December 31, 2023 compared to $105 at June 30, 2023. This was mainly due to the prepayment for insurance, rental and software license fee.

Investment properties’ net in China was $461 at December 31, 2023 and $474 as at June 30, 2023. The decrease was primarily due to the foreign currency exchange movement between June 30, 2023 and December 31, 2023.

Property, plant and equipment decreased by $1,743 from $8,344 at June 30, 2023, to $6,601 as at December 31, 2023, mainly due to the depreciation charged for the period and the foreign currency exchange movement between June 30, 2023 and December 31, 2023.

Other assets increased by $53 to $169 as at December 31, 2023 compared to $116 at June 30, 2023. This was primarily due to an increase in utilities deposits in our Singapore operation.

Lines of credit increased to $384 at December 31, 2023 as compared to $Nil as at June 30, 2023. The increase in lines of credit was due to a drawdown of the lines of credit in our Singapore operation for working capital purposes.

Accounts payable increased by $685 to $2,345 at December 31, 2023, compared to $1,660 at June 30, 2023 which was in line with the increase in inventories.

Accrued expense increased by $215 to $4,506 at December 31, 2023, as compared to $4,291 at June 30, 2023. The increase in accrued expense was mainly due to an increase in the accrued purchases.

Contract liabilities increased by $2,531 to $3,808 at December 31, 2023 as compared to $1,277 at June 30, 2023 due to the increase in customers’ deposits received in the Singapore and China operations.

Bank loans payable decreased by $215 to $1,137 at December 31, 2023, as compared to $1,352 as of June 30, 2023. The decrease in bank loans payable was mainly due to the repayment of bank loans in our Malaysia operations.

Finance leases decreased by $53 to $96 at December 31, 2023, as compared to $149 at June 30, 2023. This was due to the repayments of leases in our Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability decreased by $250 to $2,359 at December 31, 2023, as compared to $2,609 at June 30, 2023. This was due to the repayment made and the operating lease expense charged for the period partially offset by a new lease arrangement entered by Malaysia operation.

Other non-current liabilities decreased by $564 to $30 as at December 31, 2022, as compared to $594 as at June 30, 2022. The decrease was mainly due to a decrease in accruals relating to acquisition of property, plant and equipment in the China operations. The remaining accrual has a term of less than 12 months as at December 31, 2022, thereby being reclassified to current liabilities.

Liquidity Comparison

Net cash used in operating activities decreased by $2,503 to an inflow of $1,276 for the six months ended December 31, 2023, from an inflow of $3,779 for the same period in Fiscal 2023. The decrease in net cash flow provided by operating activities was primarily due to lower net income generated of $693 compared to the same period of Fiscal 2023 and lower receipts from trade receivables and other receivables by $1,205, higher cash outflow for inventories by $521, lower prepaid expense by $459, and higher cash outflow from other non-current liabilities by $1,708. These are partially offset by lower cash outflow for accounts payables, accrued expense and contract liabilities of $1,809.

Net cash provided by investing activities increased by $4,564 to $1,136 for the six months ended December 31, 2023 compared with the same period in Fiscal 2023. The increase in cash inflow was primarily due to cash inflow of $634 from maturity of unrestricted term deposits coupled with lower capital expenditure of $3,836 for six months ended December 31, 2023.

Net cash provided by financing activities for the six months ended December 31, 2023, was $280, representing an increase of $1,312, compared to cash outflow of $1,032 during the six months ended December 31, 2022. The increase was mainly attributable to increase in utilization of lines of credit by $476 during the six months ended December 31, 2022. Furthermore, the Company also incurred higher cash outflow for settling lines of credit in the same period of Fiscal 2023.

The Company filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which we may raise capital of $10,000,000 of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: February 12, 2024