Form 10-Q
period 2024-03-31
TRIO-TECH INTERNATIONAL
filed 2024-05-13
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 1, 2024, there were 4,250,305 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited), and June 30, 2023	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Three and Nine Months Ended March 31, 2024 (Unaudited), and March 31, 2023 (Unaudited)	3
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended March 31, 2024 (Unaudited), and March 31, 2023 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2024 (Unaudited), and March 31, 2023 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults upon Senior Securities
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information
Item 6.	Exhibits	41

Signatures		42

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; or the divestiture in the future of one or more business segments; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; ongoing public health issues related to the COVID-19 pandemic both nationally and internationally; the trade tension between U.S. and China; inflation; the war in Ukraine and Russia, the war between Israel and Hamas; other economic, financial and regulatory factors beyond the Company’s control and uncertainties relating to our ability to operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulation in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock, no par value (“Common Stock”), or impair our ability to raise money. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,716	$7,583
Short-term deposits	6,309	6,627
Trade accounts receivable, less allowance for expected credit losses of $214 and $217, respectively	10,083	9,804
Other receivables	1,089	939
Inventories, less provision for obsolete inventories of $669 and $648, respectively	2,742	2,151
Prepaid expense and other current assets	577	694
Assets held for sale	-	274
Financed sales receivable	-	16
Restricted term deposits	754	739
Total current assets	32,270	28,827
NON-CURRENT ASSETS:
Deferred tax assets	117	100
Investment properties, net	433	474
Property, plant and equipment, net	6,081	8,344
Operating lease right-of-use assets	2,277	2,609
Other assets	149	116
Restricted term deposits	1,760	1,716
Total non-current assets	10,817	13,359
TOTAL ASSETS	$43,087	$42,186

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$2,406	$1,660
Accrued expense	3,904	4,291
Contract liabilities	1,499	1,277
Income taxes payable	328	418
Current portion of bank loans payable	308	475
Current portion of finance leases	56	107
Current portion of operating leases	1,295	1,098
Total current liabilities	9,796	9,326
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	676	877
Finance leases, net of current portion	10	42
Operating leases, net of current portion	982	1,511
Income taxes payable, net of current portion	141	255
Deferred tax liabilities	3	10
Other non-current liabilities	27	594
Total non-current liabilities	1,839	3,289
TOTAL LIABILITIES	$11,635	$12,615

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,210,305 and 4,096,680 shares issued outstanding as at March 31, 2024 and June 30, 2023, respectively	$13,194	12,819
Paid-in capital	5,494	5,066
Accumulated retained earnings	11,570	10,763
Accumulated other comprehensive income-translation adjustments	984	758
Total Trio-Tech International shareholders’ equity	31,242	29,406
Non-controlling interest	210	165
TOTAL EQUITY	$31,452	$29,571
TOTAL LIABILITIES AND EQUITY	$43,087	$42,186

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2024	2023	2024	2023
Revenue
Manufacturing	$4,813	$2,963	$12,488	$11,592
Testing services	3,796	5,697	13,606	17,709
Distribution	1,783	1,179	6,453	4,855
Real estate	6	3	19	15
	10,398	9,842	32,566	34,171
Cost of Sales
Cost of manufactured products sold	3,594	2,451	9,252	8,825
Cost of testing services rendered	2,601	3,940	9,849	11,813
Cost of distribution	1,482	975	5,334	4,064
Cost of real estate	18	18	54	54
	7,695	7,384	24,489	24,756

Gross Margin	2,703	2,458	8,077	9,415

Operating Expenses:
General and administrative	2,351	2,248	6,326	6,472
Selling	204	160	639	526
Research and development	89	87	305	311
Loss on disposal of property, plant and equipment	-	-	72	7
Total operating expense	2,644	2,495	7,342	7,316

Income / (Loss) from Operations	59	(37)	735	2,099

Other Income / (Expenses)
Interest expense	(17)	(29)	(63)	(83)
Other income / (expense), net	252	40	366	(49)
Government grant	12	83	89	108
Total other income / (expense)	247	94	392	(24)

Income from Continuing Operations before Income Taxes	306	57	1,127	2,075

Income Tax Expenses	(142)	(8)	(274)	(474)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	164	49	853	1,601

Discontinued Operations
(Loss) / Income from discontinued operations, net of tax	(1)	5	3	(4)
Net Income	163	54	856	1,597

Less: net income attributable to non-controlling interest	93	61	49	215
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$70	$(7)	$807	$1,382

Amounts Attributable to Trio-Tech International Common Shareholders:
Income / (Loss) from continuing operations, net of tax	71	(10)	801	1,384
(Loss) / Income from discontinued operations, net of tax	(1)	3	6	(2)
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$70	$(7)	$807	$1,382

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.02	$-	$0.19	$0.34
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.02	$-	$0.19	$0.34

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.02	$-	$0.19	$0.33
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-	$-	$-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.02	$-	$0.19	$0.33

Weighted average number of common shares outstanding
Basic	4,176	4,075	4,131	4,075
Dilutive effect of stock options	106	84	143	86
Number of shares used to compute earnings per share diluted	4,282	4,159	4,274	4,161

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2024	2023	2024	2023
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders:

Net income	$163	$54	$856	$1,597
Foreign currency translation, net of tax	(753)	166	222	521
Comprehensive (Loss) / Income	(590)	220	1,078	2,118
Less: comprehensive income / (loss) attributable to non- controlling interest	93	(85)	49	127
Comprehensive (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(683)	$305	$1,029	$1,991

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Nine months ended March 31, 2024

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2023	4,097	12,819	5,066	10,763	758	165	29,571
Stock option expense	-	-	428	-	-	-	428
Net income / (loss)	-	-	-	807	-	49	856
Exercise of stock option	113	375	-	-	-	-	375
Translation adjustment	-	-	-	-	226	(4)	222
Balance at Mar. 31, 2024	4,210	13,194	5,494	11,570	984	210	31,452

Nine months ended March 31, 2023

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2022	4,072	12,750	4,708	9,219	1,197	128	28,002
Stock option expenses	-	-	337	-	-	-	337
Net income	-	-	-	1,382	-	215	1,597
Exercise of stock option	5	19	-	-	-	-	19
Translation adjustment	-	-	-	-	609	(88)	521
Balance at Mar. 31, 2023	4,077	12,769	5,045	10,601	1,806	255	30,476

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$856	$1,597
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	3,546	3,641
Gain on sales of property, plant and equipment	72	-
Addition / (Reversal) of provision for obsolete inventories	15	49
Stock compensation	428	337
Bad debt recovery	(5)	(15)
Accrued interest expense, net accrued interest income	(50)	(14)
Payment of interest portion of finance lease	(5)	(8)
Warranty recovery, net	12	3
Reversal of income tax provision	(7)	8
Deferred tax (benefits) / expense	(22)	100
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(256)	613
Other receivables	(150)	129
Other assets	(34)	-
Inventories	(600)	64
Prepaid expense and other current assets	128	442
Accounts payable, accrued expense and contract liabilities	462	(180)
Income taxes payable	(254)	(271)
Other non-current liabilities	(567)	924
Operating lease liabilities	(1,056)	(1,008)
Net Cash Provided by Operating Activities	$2,513	$6,411

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	4,020	4,888
Investment in unrestricted term deposits, net	(3,625)	(4,990)
Additions to property, plant and equipment	(208)	(4,077)
Proceeds from disposal of assets held-for-sale	198	-
Proceeds from disposal of property, plant and equipment	71	-
Net Cash Provided by / (Used in) Investing Activities	456	(4,179)

Cash Flow from Financing Activities
Payment on lines of credit	(961)	(1,402)
Payment of bank loans	(362)	(359)
Payment of finance leases	(82)	(92)
Proceeds from exercising stock options	375	19
Proceeds from lines of credit	952	580
Proceeds from bank loans	-	176
Net Cash Used in Financing Activities	(78)	(1,078)

Effect of Changes in Exchange Rate	301	417

Net Increase in Cash, Cash Equivalents, and Restricted Cash	3,192	1,571
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,038	9,376
Cash, Cash Equivalents, and Restricted Cash at End of Period	$13,230	$10,947

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$39	$83
Income taxes	$425	$489

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	10,716	8,430
Restricted Term-Deposits in Current Assets	754	755
Restricted Term-Deposits in Non-Current Assets	1,760	1,762
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$13,230	$10,947

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $754 as at March 31, 2024 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,760 as at March 31, 2024 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company”, or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. In addition, TTI operates testing facilities in the United States (“U.S.”). The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. In the third quarter of the fiscal year ended June 30, 2024 (“Fiscal 2024”), TTI conducted business in four business segments: Manufacturing, Testing, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Ireland and China as follows:

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

The results of operations for the nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2024.

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

New pronouncements issued but not yet effective until after March 31, 2024, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	TERM DEPOSITS

	Mar. 31,	June 30,
	2024	2023
	(Unaudited)

Short-term deposits	$6,439	$6,901
Currency translation effect on short-term deposits	(130)	(274)
Total short-term deposits	6,309	6,627
Restricted term deposits - Current	770	755
Currency translation effect on restricted term deposits	(16)	(16)
Total restricted term deposits - Current	754	739
Restricted term deposits – Non-current	1,849	1,763
Currency translation effect on restricted term deposits	(89)	(47)
Total restricted term deposits - Non-current	1,760	1,716
Total term deposits	$8,823	$9,082

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $754 as at March 31, 2024 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,760 as at March 31, 2024 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

The following table represents the changes in the allowance for expected credit losses:

	Mar. 31,	June 30,
	2024	2023
	(Unaudited)

Beginning	$217	$243
Additions charged to expense	12	9
Recovered	(17)	(20)
Currency translation effect	2	(15)
Ending	$214	$217

5.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of March 31, 2024.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	282
Less: allowance for expected credit losses		(2,000)	(282)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	705
Less: transfer – down-payment for purchase of investment property		(5,000)	(705)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $282 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, an allowance for expected credit losses of $282 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the quarter ended March 31, 2024 or for Fiscal 2024. TTCQ is in the legal process of recovering the outstanding amount of approximately $282.

The loan amounting to RMB 5,000, or approximately $705, arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. (“JiaSheng”) to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in Fiscal 2011. The amount was unsecured and repayable at the end of the term. During the fiscal year ended June 30, 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 8).

6.	INVENTORIES

Inventories consisted of the following:

	Mar. 31, 2024	June 30, 2023
	(Unaudited)

Raw materials	$1,573	$1,389
Work in progress	1,475	1,132
Finished goods	351	178
Less: provision for obsolete inventories	(669)	(648)
Currency translation effect	12	100
	$2,742	$2,151

The following table represents the changes in provision for obsolete inventories:

	Mar. 31, 2024	June 30, 2023
	(Unaudited)

Beginning	$648	$674
Additions charged to expense	35	61
Usage – disposition	(19)	(40)
Currency translation effect	5	(47)
Ending	$669	$648

7.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2024. The exchange rate is based on the market rate as of March 31, 2024.

	Investment Date / Reclassification	Investment Amount	Investment Amount
	Date	(RMB)	(USD)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	July 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	647
Currency translation		-	(168)
Gross investment in rental property		9,649	1,360

Accumulated depreciation on rental property	Mar 31, 2024	(8,367)	(1,194)
Reclassified as “Assets held for sale”- MaoYe Property	July 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(6,574)	(927)
Net investment in property – China		3,075	433

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

Property purchased from MaoYe generated a rental income of $6 and $18 during the three and nine months ended March 31, 2024, as compared to $nil and $8 for the same period in Fiscal 2023.

Depreciation expense for MaoYe was $4 and $12 during the three and nine months ended March 31, 2024, as compared to $4 and $12 for the same period in Fiscal 2023.

Rental Property II - JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China from Chongqing JiangHuai Real Estate Development Co. Ltd. (“JiangHuai”) for a total purchase price of RMB 3,600, or approximately $580. As of March 31, 2024, TTCQ had not received the title deed for properties purchased from JiangHuai. While the above is not expected to affect the property’s market value, the current economic situation is likely to cause delays in court to consummate the acquisition of properties.

Property purchased from JiangHuai did not generate any rental income for the three and nine months ended March 31, 2024 and 2023.

Depreciation expense for JiangHuai was $6 and $18 for the three and nine months ended March 31, 2024, as compared to $7 and $20 for the same period in last Fiscal 2023.

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

Properties purchased from FuLi generated a rental income of $Nil and $1 for the three and nine months ended March 31, 2024, as compared to $3 and $7 for the same period in Fiscal 2023.

Depreciation expense for FuLi was $7 and $21 for the three and nine months ended March 31, 2024, as compared to $7 and $22 for the same period in Fiscal 2023.

Summary

Total rental income for all investment properties in China was $6 and $19 for the three and nine months ended March 31, 2024, as compared to $3 and $15 for the same period in Fiscal 2023.

Depreciation expense for all investment properties in China were $17 and $51 for the three and nine months ended March 31, 2024, as compared to $18 and $54 for the same period in Fiscal 2023.

8.	OTHER ASSETS

Other assets consisted of the following:

	Mar. 31,	June 30,
	2024	2023
	(Unaudited)
Deposits for rental and utilities and others	148	117
Currency translation effect	1	(1)
Total	$149	$116

*Down payment for purchase of investment properties included:

	Mar. 31, 2024
	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	705
Interest Receivable	1,250	176
Less: Impairment of Interest	(906)	(128)
Transferred to Down Payment (Note *b)	5,344	753

* Down Payment for Purchase of Investment Properties	10,207	1,534
Add: Effect of foreign currency exchange	-	46
Less: Provision of Impairment loss on other assets	(10,207)	(1,580)
* Down Payment for Purchase of Investment Properties	$-	$-

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

b)

Amounts of RMB5,000, or approximately $705, as disclosed in Note 5, plus the interest receivable on long-term loan receivable of RMB1,250, or approximately $176, and impairment on interest of RMB906, or approximately $128.

The shop lots are to be delivered to TTCQ upon completion of the construction of the shop lots in Singapore Themed Resort Project. The initial targeted date of completion was in Fiscal 2017. However, progress has been delayed as the developer is currently undergoing an asset reorganization process, to re-negotiate with its creditors to complete the project.

During the fourth quarter of Fiscal 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Singapore Theme Resort Project in Chongqing, China. The Company elected to take this non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies, together with effects of the ongoing pandemic. The local court is verifying the documents due to the sizable number of creditors as of March 31, 2024.

9.	LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of March 31, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$3,928	$3,649
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,853	$1,828
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$317	$317

As of June 30, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$3,907	$3,701
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$1,843	$1,559
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$319	$319

10.	ACCRUED EXPENSE

Accrued expense consisted of the following:

	Mar. 31,	June 30,
	2024	2023
	(Unaudited)

Payroll and related costs	$1,572	$1,880
Commissions	171	158
Legal and audit	285	280
Sales tax	55	140
Utilities	241	236
Warranty	36	24
Accrued purchase of materials and property, plant and equipment	1,064	1,214
Provision for reinstatement	373	380
Other accrued expense	47	42
Currency translation effect	60	(63)
Total	$3,904	$4,291

11.	ASSURANCE WARRANTY ACCRUAL

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

	Mar. 31,	June 30,
	2024	2023
	(Unaudited)

Beginning	$24	$16
Additions charged to cost and expense	23	32
Utilization	(11)	(25)
Currency translation effect	-	1
Ending	$36	$24

12.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Mar. 31,	June 30,
	2024	2023
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% and 4.6% at March 31, 2024 and June 30, 2023) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,151 and $2,208, as at March 31, 2024 and June 30, 2023, respectively.	$677	$957
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	54	84
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	135	169
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	118	142
Total bank loans payable	$984	$1,352

Current portion of bank loans payable	319	503
Currency translation effect on current portion of bank loans	(11)	(28)
Current portion of bank loans payable	308	475
Long-term portion of bank loans payable	695	933
Currency translation effect on long-term portion of bank loans	(19)	(56)
Long-term portion of bank loans payable	$676	877

Future minimum payments (excluding interest) as at March 31, 2024, were as follows:

Remainder of Fiscal 2024	$113
2025	260
2026	229
2027	211
Thereafter	171
Total obligations and commitments	$984

Future minimum payments (excluding interest) as at June 30, 2023, were as follows:

2024	$475
2025	262
2026	231
2027	212
Thereafter	172
Total obligations and commitments	$1,352

13.	COMMITMENTS AND CONTINGENCIES

The Company has capital commitments for capital expenditure amounting to $369 as at March 31, 2024, as compared to capital commitment of $Nil as at June 30, 2023.

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

Corporate expenses are allocated to the four segments on a combination of factors involving revenue, manpower costs and fixed assets investments. The following segment information table includes segment operating income or loss after including corporate expense allocated to the segments, which gets eliminated in the consolidation.

The following segment Information is unaudited for the nine months ended March 31, 2024, and March 31, 2023:

Business Segment Information:

	Nine Months		Operating
	Ended	Net	Income /	Total	Depr. and	Capital
	Mar. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2024	$12,488	$447	$17,740	$323	$49
	2023	$11,592	$373	$15,056	$365	$18

Testing Services	2024	13,606	(463)	20,651	3,141	121
	2023	17,709	1,445	26,522	3,218	4,033

Distribution	2024	6,453	868	1,702	-	38
	2023	4,855	633	1,283	-	-

Real Estate	2024	19	(76)	2,429	55	-
	2023	15	(76)	1,872	58	-

Corporate & Unallocated	2024	-	(41)	565	27	-
	2023	-	(276)	641	-	26

Total Company	2024	$32,566	$735	$43,087	$3,546	$208
	2023	$34,171	$2,099	$45,374	$3,641	$4,077

The following segment Information is unaudited for the three months ended March 31, 2024, and March 31, 2023:

Business Segment Information:

	Three Months		Operating
	Ended	Net	Income /	Total	Depr. and	Capital
	Mar. 31,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2024	$4,813	$298	$17,740	$108	$11
	2023	$2,963	$(104)	$15,056	$135	$3

Testing Services	2024	3,796	(183)	20,651	634	1
	2023	5,697	37	26,522	1,343	66

Distribution	2024	1,783	222	1,702	-	38
	2023	1,179	151	1,283	-	-

Real Estate	2024	6	(23)	2,429	18	-
	2023	3	(34)	1,872	20	-

Corporate & Unallocated	2024	-	(255)	565	-	-
	2023	-	(87)	641	-	14

Total Company	2024	$10,398	$59	$43,087	$760	$50
	2023	$9,842	$(37)	$45,374	$1,498	$83

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

15.	OTHER INCOME / (EXPENSE)

Other income / (expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2024	2023	2024	2023
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income	$88	$49	$262	$104
Other rental income	29	30	101	85
Exchange gain /(loss)	113	(47)	(64)	(326)
Other miscellaneous income	22	8	67	88
Total	$252	$40	$366	$(49)

16.	GOVERNMENT GRANTS

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2024	2023	2024	2023
	Unaudited	Unaudited	Unaudited	Unaudited
Government grant	$12	$83	$89	$108

In the three months ended March 31, 2024, the Company received government grants amounting to $12, $7 of which was an incentive from the Singapore government for local resident recruitment, and $5 related to capital expenditure subsidy received from the China government. During the same period in 2023, the Company received government grants amounting to $83, $76 of which was an incentive from the Singapore government for local resident recruitment, and the remaining $7 related to capital expenditure subsidy received from the China government.

In the nine months ended March 31, 2024, the Company received government grants amounting to $89, $19 of which was an incentive from the Singapore government for local resident recruitment, $12 related to capital expenditure subsidy received from the China government and the $57 from the U.S. government related to Employee Retention Credit (“ERC”). During the same period in 2023, the Company received government grants amounting to $108, with $86 from the Singapore government for local resident recruitment and the remaining $22 related to capital expenditure subsidy received from the China government.

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $15 and $30 for the three and nine months ended March 31, 2024, as compared to $nil and $83 for the same period in Fiscal 2023.

The Company's income tax expense was $142 and $274 for the three and nine months ended March 31, 2024, as compared to $8 and $474 for the same period in Fiscal 2023. Our effective tax rate (“ETR”) from continuing operations was 24.3% and 22.8% for nine months ended March 31, 2024 and March 31, 2023, respectively.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at March 31, 2024 and March 31, 2023, respectively.

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

The following table is the reconciliation of contract balances.

	Mar. 31,	June 30,
	2024	2023
	(Unaudited)

Trade Accounts Receivable	10,083	9,804
Accounts Payable	2,406	1,660
Contract Liabilities	1,499	1,277

Remaining Performance Obligation

The Company had $nil and $55 remaining performance obligations, which represents our obligation to deliver products and services as at March 31, 2024 and June 30, 2023 respectively.

19.	EARNINGS PER SHARE

Options to purchase 741,750 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of March 31, 2024. 140,500 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three months and nine months ended March 31, 2024, because they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income / (loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$71	$(10)	$801	$1,384
(Loss) / Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(1)	3	6	(2)
Net income / (loss) attributable to Trio-Tech International Common Shareholders	$70	$(7)	$807	$1,382

Weighted average number of common shares outstanding - basic	4,176	4,075	4,131	4,075

Dilutive effect of stock options	106	84	143	86
Number of shares used to compute earnings per share - diluted	4,282	4,159	4,274	4,161

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.02	-	0.19	0.34
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.02	$-	$0.19	$0.34

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.02	-	0.19	0.33
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.02	$-	$0.19	$0.33

20.	STOCK OPTIONS

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

●	A risk-free interest rate varying from 0.11% to 4.59% (2023: 0.11% to 4.17%);
●	No expected dividend payments; and
●	Expected volatility of 53.8% to 73.85% (2023: 47.3% to 73.85%).

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

During the nine-month period ended March 31, 2024, there were 122,500 stock options granted and 64,625 stock options exercised under 2017 Employee Plan. The Company recognized $118 and $208 in stock-based compensation expense during the three and nine months ended March 31, 2024, respectively.

During the nine-month period ended March 31, 2023, there were 65,000 stock options granted and 5,000 stock options exercised under 2017 Employee Plan. The Company recognized $70 and $124 in stock-based compensation expense during the three and nine months ended March 31, 2023, respectively.

As of March 31, 2024, there were vested stock options granted under the 2017 Employee Plan covering a total of 136,250 shares of Common Stock. The weighted-average exercise price was $5.57 and the weighted average remaining contractual term was 3.12 years.

As of March 31, 2023, there were vested stock options granted under the 2017 Employee Plan covering a total of 134,625 shares of Common Stock. The weighted-average exercise price was $4.49 and the weighted average remaining contractual term was 2.52 years.

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2024, is presented as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2023	216,375	$4.89	2.92	$140
Granted	122,500	4.96	-	-
Exercised	(64,625)	3.14	-	-
Forfeited or expired	(3,500)	3.75	-	-
Outstanding at March 31, 2024	270,750	$5.35	3.68	$331
Exercisable at March 31, 2024	136,250	$5.57	3.12	$150

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2024, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2023	81,750	$5.53
Granted	122,500	4.96
Vested	(69,750)	-
Non-vested at March 31, 2024	134,500	$5.12

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2023, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	236,375	$5.21	2.61	$87
Granted	65,000	4.84	-	-
Exercised	(5,000)	3.75	-	-
Forfeited or expired	(80,000)	-	-	-
Outstanding at March 31, 2023	216,375	$4.89	3.17	$117
Exercisable at March 31, 2023	134,625	$4.49	2.52	$109

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2023, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value

Non-vested at July 1, 2022	75,875	$5.98
Granted	65,000	4.77
Vested	(49,125)	-
Forfeited	(10,000)	-
Non-vested at March 31, 2023	81,750	$5.53

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

During the nine-month period ended March 31, 2024, the Company granted 100,000 stock options and 49,000 stock options under 2017 Directors Plan. The Company recognized $220 stock-based compensation expense during the three and nine months ended March 31, 2024, respectively.

During the nine-month period ended March 31, 2023, the Company granted 100,000 stock options and no stock options exercised under 2017 Directors Plan. The Company recognized $213 stock-based compensation expense during the three and nine months ended March 31, 2023, respectively.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of March 31, 2024, or March 31, 2023.

As of March 31, 2024, there were vested stock options granted under the 2017 Directors Plan covering a total of 471,000 shares of Common Stock. The weighted average exercise price was $5.08 and the weighted average remaining contractual term was 2.87 years.

As of March 31, 2023, there were vested stock options granted under the 2017 Directors Plan covering a total of 440,000 shares of Common Stock. The weighted average exercise price was $4.80 and the weighted average remaining contractual term was 2.68 years.

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2024, is presented as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2023	420,000	$4.91	2.91	$309
Granted	100,000	5.01	-	-
Exercised	(49,000)	3.51	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2024	471,000	$5.08	2.87	$744
Exercisable at March 31, 2024	471,000	$5.08	2.87	$744

A summary of option activities under the 2017 Directors Plan during the nine months period ended March 31, 2023, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	420,000	$5.10	2.85	$228
Granted	100,000	4.51		-
Exercised	-	-	-	-
Forfeited or expired	(80,000)	5.98	-	-
Outstanding at March 31, 2023	440,000	$4.80	$2.68	$303
Exercisable at March 31, 2023	440,000	$4.80	$2.68	$303

21.	LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $51 and $54 for the nine months ended March 31, 2024 and March 31, 2023, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2024 to the fiscal year ended June 30, 2027 (“Fiscal 2027”) on non-cancelable operating leases is contractually due as follows as of March 31, 2024:

Remainder of Fiscal 2024	$34
2025	136
2026	45
2027	16
$231

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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of 4 units of chiller systems are as follows:

Components of Lease Balances	Mar. 31,	June 30,
	2024	2023
	(Unaudited)
Assets
Gross financial sales receivable	$-	$17
Unearned finance income	-	(1)
Financed sales receivable	$-	$16

Net financed sales receivables due within one year	$-	$16
Net financed sales receivables due after one year	$-	$-
	-	16

As of March 31, 2024, Company’s financed sale receivable has been fully collected.

As of June 30, 2023, the financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 0.75 years.

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

Components of Lease Balances	Mar. 31,	June 30,
	2024	2023
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,500	$1,734
Accumulated depreciation	(932)	(1,075)
Plant and Equipment, Net	$568	$659

Current portion of finance leases	$56	$107
Net of current portion of finance leases	10	42
Total Finance Lease Liabilities	$66	$149

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets, Net	$2,277	$2,609

Current portion of operating leases	1,295	1,098
Net of current portion of operating leases	982	1,511
Total Operating Lease Liabilities	$2,277	$2,609

	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$1	$2	$6	$8
Amortization of right-of-use assets	13	46	69	138
Total finance lease cost	14	48	75	146

Operating Lease Costs	$393	$384	$1,147	$1,133

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Nine Months Ended
	Mar. 31,	Mar. 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(5)	$(8)
Operating cash flows from operating leases	(1,056)	(1,008)
Finance cash flows from finance leases	(82)	(92)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	732	932

Weighted-Average Remaining Lease Term:
Finance leases	1.07	1.59
Operating leases	1.83	2.58
Weighted-Average Discount Rate:
Finance leases	2.82%	3.22%
Operating leases	5.58%	5.68%

As of March 31, 2024, the maturities of the Company’s operating and finance lease liabilities are as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
Remainder of Fiscal 2024	390	25
2025	1,253	33
2026	669	11
Thereafter	88	-
Total future minimum lease payments	$2,400	$69
Less: amount representing interest	(123)	(3)
Present value of net minimum lease payments	$2,277	$66

Presentation on statement of financial position
Current	1,295	56
Non-Current	982	10

As of June 30, 2023, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2024	1,321	112
2025	846	33
2026	570	12
Thereafter	64	-
Total future minimum lease payments	2,801	157
Less: amount representing interest	(192)	(8)
Present value of net minimum lease payments	2,609	149

Presentation on statement of financial position
Current	1,098	107
Non-Current	1,511	42

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the nine months ended March 31, 2024 and 2023.

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

23.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Nine Months Ended Mar. 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue
- Customer A	19.8%	34.0%
- Customer B	16.5%	11.2%
- Customer C	13.3%	13.6%
Trade Account Receivables
- Customer A	18.2%	35.8%
- Customer B	17.8%	7.8%
- Customer C	20.3%	18.6%

24.	COMPARATIVE FIGURES

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

During the nine months ended March 31, 2024, TTI generated approximately 100% of its revenue from its three core business segments in the test and measurement industry, i.e., manufacturing of test equipment (“Manufacturing”), testing services (“Testing”) and distribution of test equipment and electronic components (“Distribution”). Management is currently evaluating the ongoing contributions of each of its business segments to its current and future revenue and prospects, including its Testing segment. As a result, it may divest one or more business segments in the future, including its Testing segment, to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

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

Real Estate

Our real estate (“Real Estate”) segment generates rental income and investment income from real estate investments made in Chongqing, China.

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

Third Quarter Fiscal Year 2024 Highlights

●	Total revenue increased by $556, or 5.6%, to $10,398 in the third quarter of Fiscal 2024, compared to $9,842 for the same period in Fiscal 2023.
●	Manufacturing segment revenue increased by $1,850, or 62.4% to $4,813 for the third quarter of Fiscal 2024, compared to $2,963 for the same period in Fiscal 2023.
●	Testing segment revenue decreased by $1,901, or 33.4%, to $3,796 for the third quarter of Fiscal 2024, compared to $5,697 for the same period in Fiscal 2023.
●	Distribution segment revenue increased by $604, or 51.2%, to $1,783 for the third quarter of Fiscal 2024, compared to $1,179 for the same period in Fiscal 2023.
●	Real estate segment rental revenue increased by $3, or 100.0% to $6 for the third quarter of Fiscal 2024, compared to $3 for the same period in Fiscal 2023.
●	The overall gross profit margin increased by 1.0% to 26.0% for the third quarter of Fiscal 2024, from 25.0% for the same period in Fiscal 2023.
●	General and administrative expense increased by $103, or 4.6%, to $2,351 for the third quarter of Fiscal 2024, from $2,248 for the same period in Fiscal 2023.
●	Selling expense increased by $44, or 27.5%, to $204 for the third quarter of Fiscal 2024, from $160 for the same period in Fiscal 2023.
●	Other income increased by $212, or 530.0%, to $252 for the third quarter of Fiscal 2024, from other income of $40 for the same period in Fiscal 2023.
●	Income from operations was $59 for the third quarter of Fiscal 2024, an increase of $96 as compared to loss from operations of $37 for the same period in Fiscal 2023.
●	Income tax expense was $142 in the third quarter of Fiscal 2024, an increase of $134 as compared to $8 in the same period in Fiscal 2023.
●

During the third quarter of Fiscal 2024, income from continuing operations before non-controlling interest, net of tax was $164, as compared to income from continuing operations before non-controlling interest of $49 for the same period in Fiscal 2023.

●	Net income attributable to non-controlling interest for the third quarter of Fiscal 2024 was $93, an increase of $32 as compared to net profit of $61 in the same period in Fiscal 2023.
●	Basic earnings per share for the third quarter of Fiscal 2024 was $0.02, as compared to earnings per share of $nil in the same period in Fiscal 2023.
●	Diluted earnings per share for the third quarter of Fiscal 2024 was $0.02, as compared to earnings per share of $nil in the same period in Fiscal 2023.
●	Total assets increased by $901 to $43,087 as of March 31, 2024, compared to $42,186 as of June 30, 2023.
●	Total liabilities decreased by $980 to $11,635 as of March 31, 2024, compared to $12,615 as of June 30, 2023.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three and nine months ended March 31, 2024 and 2023.

Revenue Components	Three Months Ended		Nine Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Manufacturing	46.3%	30.1%	38.3%	33.9%
Testing Services	36.5	57.9	41.8	51.8
Distribution	17.1	12.0	19.8	14.2
Real Estate	0.1	-	0.1	0.1
Total	100%	100.0%	100%	100.0%

Revenue for the three and nine months ended March 31, 2024, was $10,398 and $32,566, respectively, an increase of $556 and a decrease of $1,605, respectively, when compared to the revenue of $9,842 and $34,171 for the same period of Fiscal 2023. As a percentage, revenue increased by 5.6% and decreased by 4.7% for the three and nine months ended March 31, 2024, when compared to revenue for the same period of Fiscal 2023.

Revenue within our four current segments for the three and nine months ended March 31, 2024, is discussed below.

Manufacturing Segment

Revenue in the Manufacturing segment as a percentage of total revenue was 46.3% and 38.3% for the three and nine months ended March 31, 2024, respectively, an increase of 16.2% and 4.4% of total revenue when compared to 30.1% and 33.9% in the same period of Fiscal 2023. Total Manufacturing segment revenue increased by $1,850 to $4,813 from $2,963 and increased by $896 to $12,488 from $11,592 for the three and nine months ended March 31, 2024, respectively.

Revenue in the Manufacturing segment has been on a downward trend since the beginning of the calendar year 2023 due to a decline in semiconductor industry capital spending. There was a demand recovery in the first quarter of Fiscal 2024, resulting in a strong backlog in the Manufacturing segment. The fulfillment of part of this backlog has contributed to improved manufacturing revenue in the current quarter and the trend is expected to continue in the next quarter.

During the three and nine months ended March 31, 2024, one customer contributed 36.2% and 18.0%, respectively, to the total Manufacturing segment revenue.

Testing Segment

Revenue in the Testing segment as a percentage of total revenue was 36.5% and 41.8% for the three months and nine months ended March 31, 2024, respectively, a decrease of 21.4% and 10.0% of total revenue when compared to 57.9% and 51.8% in the same period of Fiscal 2023. Total Testing segment revenue decreased by $1,901 and $4,103 to $3,796 and $13,606 for the three and nine months ended March 31, 2024, respectively, as compared to the same periods of Fiscal 2023.

The decrease in revenue in the Testing segment reflects the drop in volume amidst a challenging semiconductor market environment. We see signs of recovery with increased volume in the fourth quarter of Fiscal 2024, compared to the current quarter.

The Revenue in the Testing segment from one customer accounted for 31.2% and 41.6% of our revenue in the Testing segment for the three months ended March 31, 2024 and 2023, respectively, and 33.9% and 44.3% of our total revenue in the Testing segment for the nine months ended March 31, 2024 and 2023, respectively. Demand for testing services varies from country to country, depending on any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Distribution Segment

Revenue in the Distribution segment was 17.1% and 19.8% as a percentage of total revenue for the three and nine months ended March 31, 2024, respectively, an increase of 5.1% and 5.6%, compared to the same period of Fiscal 2023. Total revenue increased by $604 to $1,783 and increased by $1,598 to $6,453 from $1,179 and $4,855 for the three and nine months ended March 31, 2024, respectively, compared to the same period of Fiscal 2023.

There has been a demand recovery in the Distribution segment, reflecting an increase in demand for electronics components and display products from our customers compared to the same period of Fiscal 2023.

The revenue in the Distribution segment from one customer accounted for 81.2% and 66.8% of our revenue in the Distribution segment for the three months ended March 31, 2024 and 2023, respectively, and 83.2% and 78.7% of our total revenue in the Distribution segment for the nine months ended March 31, 2024 and 2023, respectively. Demand for the Distribution segment varies depending on the demand for our customers’ products, the changes taking place in the market, and our customers’ forecasts. Hence it is difficult to forecast fluctuations in the market accurately.

Real Estate Segment

Revenue increased to $6 and $19 from $3 and $15 for the three and nine months ended March 31, 2024, compared to the same period of Fiscal 2023.

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

As of March 2024, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

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

Comparison of the Three Months Ended March 31, 2024, and March 31, 2023

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2024 and 2023 respectively:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	74.0%	75.0%
Gross Margin	26.0%	25.0%
Operating expense
General and administrative	22.6%	22.8%
Selling	2.0%	1.6%
Research and development	0.8%	0.9%
Total operating expense	25.4%	25.3%
Income / (Loss) from Operations	0.6%	(0.3)%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 1.0% to 26.0% for the three months ended March 31, 2024, from 25% for the same period of Fiscal 2023. Gross profits increased by $245 to $2,703 for the three months ended March 31, 2024, from $2,458 for the same period in Fiscal 2023.

Gross profit margin as a percentage of revenue in the Manufacturing segment increased by 8% to 25.3% for the three months ended March 31, 2024, as compared to 17.3% for the same period in Fiscal 2023. In absolute dollar amounts, gross profit in the Manufacturing segment for the three months ended March 31, 2024, was $1,219, indicating an increase of $707, compared to $512 in the same period in Fiscal 2023. The increase in gross profit margin is attributed to increased sales coupled with higher proportion of system sales with higher margins.

Gross profit margin as a percentage of revenue in the Testing segment increased marginally by 0.7% to 31.5% for the three months ended March 31, 2024, compared to 30.8% in the same period in Fiscal 2023. The company managed to maintain its gross profit margin at the same level despite a decline in revenue, attributed to effective cost control measures implemented across the company and reduced depreciation charges since some of the assets in China operations were fully depreciated as at end of previous quarter. These assets continue to be used in business and derive economic benefits. A significant portion of the cost of sales in Testing segment are fixed costs. As the demand for services and factory utilization decrease, the fixed costs are spread over the decreased output, which will impact adversely the gross profit margin. In absolute dollar amounts, gross profit in the Testing segment decreased by $562 to $1,195 for the three months ended March 31, 2024, from $1,757 for the same period in Fiscal 2023.

Gross profit margin of the Distribution segment is not only affected by the market price of the products we distribute, but also the mix of products we distribute, which frequently changes because of fluctuations in market demand. Gross profit margin as a percentage of revenue in the Distribution segment decreased marginally by 0.4% to 16.9% for the three months ended March 31, 2024, from 17.3% in the same period in Fiscal 2023. In absolute dollar amounts, gross profit in the Distribution segment for the three months ended March 31, 2024, was $301, indicating an increase of $97, compared to $204 in the same period in Fiscal 2023. The strong demand for electronics components and display products from our customers has contributed to the increase in gross profit margin.

In absolute dollar amounts, gross loss in the Real Estate segment was $12 for three months ended March 31, 2024, as compared to $15 for the same period in Fiscal 2023.

Operating Expense

Operating expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
General and administrative	$2,351	$2,248
Selling	204	160
Research and development	89	87
Loss on disposal of property, plant and equipment	-	-
Total	$2,644	$2,495

General and administrative expense increased by $103, or 4.6%, from $2,248 to $2,351 for the three months ended March 31, 2024, compared to the same period in Fiscal 2023. The increase in general and administrative expense was mainly attributable to higher professional fee and remuneration related expenses compared to same period of Fiscal 2023.

Selling expense increased by $44, or 27.5%, from $160 to $204 for the three months ended March 31, 2024, compared to the same period in Fiscal 2023. The increase in selling expense was primarily attributable to an increase in travel costs due to increased business travel in the third quarter of Fiscal 2024, compared to the same quarter of Fiscal 2023.

Income / (Loss) from Operations

Income from operations was $59 for the three months ended March 31, 2024, an increase of $96, compared to loss of $37 from operations for the same period in Fiscal 2023. The increase was mainly due to the increased revenue and gross profit in absolute dollars amount in the Manufacturing segment.

Interest Expense

Interest expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Interest expense	$17	$29

Interest expense was $17 for the three months ended March 31, 2024, a decrease of $12, or 41.4%, compared to $29 for the same period of Fiscal 2023 due to lower utilization of credit facilities. As of March 31, 2024, the Company had an unused line of credit of $5,794 as compared to $5,608 at March 31, 2023.

Other Income

Other Income for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Interest income	$88	$49
Other rental income	29	30
Exchange gain / (loss)	113	(47)
Other miscellaneous income	22	8
Total	$252	$40

Other income increased by $212 from $40 to $252 for the three months ended March 31, 2024 compared to the same period in Fiscal 2023. The increase was primarily contributed by favorable foreign currency impact and an increase in interest income earned in the three months ended March 31, 2024 compared to the same period in Fiscal 2023.

Government Grant

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)

Government Grant	$12	$83

In the three months ended March 31, 2024, the Company received government grants amounting to $12, $7 of which was an incentive from the Singapore government for local resident recruitment, and $5 related to capital expenditure subsidy received from the China government. During the same period in 2023, the Company received government grants amounting to $83, $76 of which was an incentive from the Singapore government for local resident recruitment, and the remaining $7 related to capital expenditure subsidy received from the China government.

Income Tax Expense

The Company's income tax expense was $142 and $8 for the three months ended March 31, 2024, and 2023, respectively. Income tax expense increased due to higher net income resulting from increase in revenue discussed above coupled with higher withholding tax incurred for the period.

Non-controlling Interest

As of March 31, 2024, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-tech JiangSu Co. Ltd. The share of non-controlling interest in the net gain from the subsidiaries for the three months ended March 31, 2024 was $93, an increase of $32 compared to the share of non-controlling interest in the net income from the subsidiaries of $61 for the same period of Fiscal 2023. The increase in the net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Company’s China operations.

Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders

Net income attributable to Company’s common shareholders was $39 for the three months ended March 31, 2024, a change of $46, compared to a net loss of $7 for the same period in Fiscal 2023.

Earnings per Share

Basic earnings per share from continuing operations were $0.02 and $nil for three months ended March 31, 2024 and March 31, 2023 respectively. Basic earnings per share from discontinued operations were $nil for three months ended March 31, 2024 and March 31, 2023 respectively.

Diluted earnings per share from continuing operations were $0.02 and $nil for three months ended March 31, 2024 and March 31, 2023. Diluted earnings per share from discontinued operations were $nil for three months ended March 31, 2024 and March 31, 2023.

Segment Information

The revenue, gross margin, and income / (loss) from operations for each segment during the third quarter of Fiscal 2024 and Fiscal 2023 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income / (loss) from operations for the Manufacturing segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$4,813	$2,963
Gross margin	25.3%	17.3%
Income / (Loss) from operations	$298	$(104)

Income from operations from the Manufacturing segment was $298 compared to loss from operations of $104 in the same period in Fiscal 2023. The increase in income from operations was mainly due to an increase in gross margin attributable to higher system and equipment sales that generate higher margins. Operating expense was $921 and $616 for the three months ended March 31, 2024 and 2023, respectively. The increase in operating expense incurred in three months ended March 31, 2024 compared to the same period in Fiscal 2023 was mainly attributable to higher remuneration expenses due to improved performance, business travel and entertainment expenses, and an increased allocation of corporate expenses.

Testing Segment

The revenue, gross margin, and (loss) / income from operations for the Testing segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$3,796	$5,697
Gross margin	31.5%	30.8%
(Loss) / Income from operations	$(183)	$37

Loss from operations in the Testing segment for the three months ended March 31, 2024, was $183, a decrease of $220 from income from operations of $37 in the same period in Fiscal 2023. The decrease was mainly attributable to a decrease in gross profit due to lower revenue. Operating expense was $1,378 and $1,720 for the three months ended March 31, 2024 and 2023, respectively. The decrease in operating expense incurred in three months ended March 31, 2024 compared to the same period in Fiscal 2023 was mainly due to effective cost control measures implemented across Test operations in response to drop in volume, coupled with lower corporate expenses allocated to the Testing segment due to drop in revenue.

Distribution Segment

The revenue, gross margin, and income from operations for the Distribution segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$1,783	$1,179
Gross margin	16.8%	17.3%
Income from operations	$222	$151

Income from operations in the Distribution segment for three months ended March 31, 2024 was $222, compared to $151 for the same period in Fiscal 2023. The increase of $71 was mainly due to an increase in gross margin attributable to higher distribution revenue. Operating expense was $78 and $53 for the three months ended March 31, 2024 and 2023, respectively. The increase in operating expense primarily resulted from an increase in corporate expenses.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$6	$3
Gross margin	(200)%	(500)%
Loss from operations	$(23)	$(34)

Loss from operations in the Real Estate segment for the three months ended March 31, 2024, was $23 compared to $34 for the same period of Fiscal 2023. Operating expense was $11 and $19 for three months ended March 31, 2024 and 2023 respectively.

Corporate

The loss from operations for corporate for the three months ended March 31, 2024, and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Loss from operations	$(255)	$(87)

Corporate operating loss was $255 for the three months ended March 31, 2024, compared to loss of $87 in the same period in Fiscal 2023. The increase in Corporate operating loss for the three months ended March 31, 2024 was due to higher stock compensation expenses and higher professional fee incurred in comparison to  the same quarter of Fiscal 2023.

Comparison of the Nine Months Ended March 31, 2024, and March 31, 2023

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2024 and 2023, respectively:

	Nine Months Ended
	Mar. 31, 2024	Mar. 31, 2023

Revenue	100.0%	100.0%
Cost of sales	75.2	72.4
Gross Margin	24.8%	27.6%
Operating expense:
General and administrative	19.5%	18.9%
Selling	2.0	1.5
Research and development	0.9	0.9
Loss on disposal of property, plant and equipment	0.2	-
Total operating expense	22.6%	21.3%
Income from Operations	2.2%	6.3%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 2.8% to 24.8% for the nine months ended March 31, 2024, compared to 27.6% in the same period of Fiscal 2023. Gross profits decreased by $1,338 to $8,077 for the nine months ended March 31, 2024, from $9,415 for the same period of Fiscal 2023.

Gross profit margin as a percentage of revenue in the Manufacturing segment increased by 2% to 25.9% for the nine months ended March 31, 2024, from 23.9% in the same period of Fiscal 2023. Gross profit in absolute value increased by $469 to $3,236 for the nine months ended March 31, 2024 compared to $2,767 for the same period of Fiscal 2023. The gross profit increased primarily due to an increase in system and equipment sales that generates higher margins in the nine months ended March 31, 2024 compared to the same period of Fiscal 2023.

Gross profit margin as a percentage of revenue in the Testing segment decreased by 5.7% to 27.6% for the nine months ended March 31, 2024, from 33.3% in the same period of Fiscal 2023. Gross profit in the Testing segment decreased by $2,139 to $3,757 for the nine months ended March 31, 2024, from $5,896 for the same period of Fiscal 2023 due to lower margins in the Testing segment resulting from lower demand. The gross margin was negatively impacted by the decrease in revenue across all test operations where a significant portion of our cost of goods sold are fixed, and as the demand for services and factory utilization decrease, the fixed costs are spread over the decreased output, which reduces the gross profit margin.

Gross profit margin as a percentage of revenue in the Distribution segment was 17.3% for the nine months ended March 31, 2024, compared to 16.3% in the same period of Fiscal 2023. Gross profit in the Distribution segment for the nine months ended March 31, 2024, was $1,119, an increase of $328 compared to $791 in the same period of Fiscal 2023. The increase in gross profit was due to the increase in distribution sales compared to the same period of Fiscal 2023.

Gross loss in the Real Estate segment decreased by $4 to $35 for the nine months ended March 31, 2024, from $39 in the same period of Fiscal 2023.

Operating Expense

Operating expense for the nine months ended March 31, 2024 was as follows:

	Nine Months Ended
	Mar. 31, 2024	Mar. 31, 2023
	(Unaudited)	(Unaudited)
General and administrative	$6,326	$6,472
Selling	639	526
Research and development	305	311
Loss on disposal of plant and equipment	72	7
Total	$7,342	$7,316

General and administrative expense decreased by $146, or 2.2%, from $6,472 to $6,326 for the nine months ended March 31, 2024, compared to the same period of Fiscal 2023. The decrease in general and administrative expense was mainly attributable to the lower remuneration related expenses in Malaysia and China operation which was partially offset by higher stock compensation expenses and professional fee incurred in nine months ended March 31, 2024.

Selling expense increased by $113, or 21.5%, for the nine months ended March 31, 2024, from $526 to $639 compared to the same period of Fiscal 2023. The increase in selling expense was primarily attributable to an increase in commission because of an increase in commissionable revenue and increased business travel.

Income from Operations

Income from operations was $735 for the nine months ended March 31, 2024, compared to $2,099 for the same period of Fiscal 2023. The decrease was mainly due to the decrease in revenue, coupled with a decrease in gross profit margin in the Testing segment, as discussed earlier.

Interest Expense

Interest expense for the nine months ended March 31, 2024 and 2023 were as follows:

	Nine Months Ended
	Mar. 31, 2024	Mar. 31, 2023
	(Unaudited)	(Unaudited)

Interest expense	$63	$83

Interest expense decreased by $20 to $63 from $83 for the nine months ended March 31, 2024, compared to the same period of Fiscal 2023 due to lower utilization of credit facilities.

Other Income / (Expense)

Other income / (expense) for the nine months ended March 31, 2024 and 2023 was as follows:

	Nine Months Ended
	Mar. 31, 2024	Mar. 31, 2023
	(Unaudited)	(Unaudited)
Interest income	$262	$104
Other rental income	101	85
Exchange gain / (loss)	(64)	(326)
Other miscellaneous income	67	88
Total	$366	$(49)

Other income for the nine months ended March 31, 2024 was $366, an increase of $415 compared to other expense of $49 for the same period of Fiscal 2023. The increase was mainly contributed by favorable foreign currency impact and an increase in interest income.

Government Grant

	Nine Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)

Government Grant	$89	$108

In the nine months ended March 31, 2024, the Company received government grants amounting to $89, $19 of which was an incentive from the Singapore government for local resident recruitment, $12 related to capital expenditure subsidy received from the China government and the $57 from the U.S. government related to Employee Retention Credit (“ERC”). During the same period in 2023, the Company received government grants amounting to $108, with $86 from the Singapore government for local resident recruitment and the remaining $22 related to capital expenditure subsidy received from the China government.

Income Tax Expenses

Income tax expense for the nine months ended March 31, 2024 was $274, a decrease of $200 compared to $474 for the same period of Fiscal 2023. The decrease in income tax expense was primarily due to a decrease in the taxable income across the Company in the nine months ended March 31, 2024.

Non-controlling Interest

As of March 31, 2024, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-Tech JiangSu Co. Ltd. The net gain attributable to the non-controlling interest in these subsidiaries for the nine months ended March 31, 2024, was $49 a change of $166, compared to a net income of $215 for the same period of Fiscal 2023. The decrease was attributable to the decrease in net income generated by the China operation in the first two quarters of the fiscal year.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income was $776 for the nine months ended March 31, 2024, a decrease of $606 compared to a net income of $1,382 for the same period of Fiscal 2023. The decrease was mainly due to the decrease in revenue and gross margin. However, the decrease was partially offset by an increase in other income.

Earnings per Share

Basic earnings per share from continuing operations was $0.19 for the nine months ended March 31, 2024, compared to $0.34 for the same period in Fiscal 2023. Basic earnings per share from discontinued operations were $nil for both the nine months ended March 31, 2024 and 2023.

Diluted earnings per share from continuing operations was $0.19 for the nine months ended March 31, 2024, compared to $0.33 for the same period of Fiscal 2023. Diluted earnings per share from discontinued operations were $nil for both the nine months ended March 31, 2024 and 2023.

Segment Information

The revenue, gross profit margin, and income / (loss) from operations in each segment for the nine months ended March 31, 2024 and 2023, respectively, are presented below. As the segment revenue and gross margin for each segment have been discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income from operations for the Manufacturing segment for the nine months ended March 31, 2024 and 2023 were as follows:

	Nine Months Ended
	Mar4. 31, 2024	Mar. 31, 2023
	(Unaudited)	(Unaudited)
Revenue	$12,488	$11,592
Gross margin	25.9%	23.9%
Income from operations	$447	$373

Income from operations from the Manufacturing segment was $447 for the nine months ended March 31, 2024, an increase of $74 as compared to $373 in the same period of Fiscal 2023 due to an increase in gross profit resulting from higher revenue and partially offset by the increase in operating expense. The Manufacturing segment's operating expense was $2,789 and $2,392 for the nine months ended March 31, 2024 and 2023, respectively. The increase in operating expense incurred in three months ended March 31, 2024 compared to the same period in Fiscal 2023 was mainly attributable to higher remuneration expense due to improved performance, business travel and entertainment expenses, and an increased allocation of corporate expenses.

Testing Segment

The revenue, gross margin and (loss) / income from operations for the Testing segment for the nine months ended March 31, 2024 and 2023 were as follows:

	Nine Months Ended
	Mar. 31, 2024	Mar. 31, 2023
	(Unaudited)	(Unaudited)
Revenue	$13,606	$17,709
Gross margin	27.6%	33.3%
(Loss) / Income from operations	$(463)	$1,445

Loss from operations in the Testing segment for the nine months ended March 31, 2024, was $463, a decrease of $1,908 compared to an income from operations of $1,445 in the same period of Fiscal 2023 mainly due to lower gross profit resulting from lower revenue. The decrease in gross profit of $2,139 was partially offset by a decrease in operating expense of $232. Operating expense was $4,220 and $4,452 for the nine months ended March 31, 2024 and 2023, respectively.

Distribution Segment

The revenue, gross margin and income from operations for the Distribution segment for the nine months ended March 31, 2024 and 2023 were as follows:

	Nine Months Ended
	Mar. 31, 2024	Mar. 31, 2023
	(Unaudited)	(Unaudited)
Revenue	$6,453	$4,855
Gross margin	17.6%	16.3%
Income from operations	$868	$633

Income from operations in the Distribution segment for the nine months ended March 31, 2024 was $868, an increase of $235 compared to $633 in the same period of Fiscal 2023. The increase in operating income was primarily due to an increase in gross margin by $328, which was partially offset with an increase in operating expense of $95. Operating expense was $251 and $156 for the nine months ended March 31, 2024 and 2023, respectively. The increase in operating expense was mainly contributed by business travel and entertainment expenses, and an increased allocation of corporate expenses.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the nine months ended March 31, 2024 and 2023 were as follows:

	Nine Months Ended
	Mar. 31, 2024	Mar. 31, 2023
	(Unaudited)	(Unaudited)
Revenue	$19	$15
Gross margin	184.2%	260.0%
Loss from operations	$(76)	$(76)

Loss from operations in the Real Estate segment for the nine months ended March 31, 2024 was $76 for both nine months ended Mar 31, 2024 and Mar 31, 2023.

Corporate

The loss from operations for corporate for the nine months ended March 31, 2024 and 2023 were as follows:

	Nine Months Ended
	Mar. 31, 2024	Mar. 31, 2023
	(Unaudited)	(Unaudited)
Loss from operations	$(41)	$(276)

Corporate operating loss was $41 for the nine months ended March 31, 2024, compared to loss of $276 in the same period in Fiscal 2023. Annual budgeted corporate expenses are used for expense allocations in the first half of the fiscal year and any surplus or deficit in allocations are reviewed and adjusted over the third and fourth quarters of the fiscal year based on actual corporate expenses incurred for the year.

Financial Condition

During the nine months ended March 31, 2024, total assets increased by $901 to $43,087 compared to $42,186 as of June 30, 2023. The increase was primarily due to an increase in inventories, cash and cash equivalents, other receivables, trade account receivable, deferred tax assets, other assets and restricted term deposits partially offset by a decrease in property, plant and equipment, investment properties, short term deposits, prepaid expenses and other current assets, assets held for sale and operating right-of-use assets.

Cash and cash equivalents were $10,716 at March 31, 2024, reflecting an increase of $3,133 from $7,583 as at June 30, 2023. This increase is attributed primarily due to cash generated from operations, and the collection of customer deposits in Singapore and China operations during the nine months ended March 31, 2024.

Short-term deposits were $6,309 at March 31, 2024, reflecting a decrease of $318 from $6,627 as at June 30, 2023. The decrease was mainly attributed to the maturity of short-term deposits in the Singapore operation during the nine months ended March 31, 2024 which is reflected in the cash and cash equivalents.

The trade accounts receivable balance as of March 31, 2024 increased by $279 to $10,083, from $9,804 as at June 30, 2023, primarily due to an increase in revenue from customers that have longer credit term in Singapore operations. The number of days’ sales outstanding in accounts receivables for the group was 95 days and 82 days at the end of the third quarter of Fiscal 2024 and the end of Fiscal 2023, respectively.

Other receivables at March 31, 2024, were $1,089, an increase of $150, compared to $939 as at June 30, 2023. The increase was mainly due to higher advance payments made to suppliers and refundable services taxes in the Singapore operation.

Inventories at March 31, 2024, were $2,742, an increase of $591, compared to $2,151 as at June 30, 2023. The increase in inventories mainly attributed to the increased backlog in the Manufacturing segment attributable to our Singapore operations which are expected to be delivered over the next quarter.

Prepaid expense was $577 as at March 31, 2024. This mainly related to the prepayment for insurance, rental and software license fee.

Investment properties’ net in China was $433 at March 31, 2024 and $474 as at June 30, 2023. The decrease was primarily due to the foreign currency exchange movement between June 30, 2023 and March 31, 2024.

Property, plant and equipment decreased by $2,263 from $8,344 at June 30, 2023, to $6,081 as at March 31, 2024, mainly due to the depreciation charged for the period and the foreign currency exchange movement between June 30, 2023 and March 31, 2024.

Other assets increased by $33 to $149 as at March 31, 2024 compared to $116 at June 30, 2023. Other assets mainly comprise of rental and utilities deposits. The increase was mainly contributed by a downpayment made for building improvements in the Thailand operation.

Accounts payable increased by $746 to $2,406 at March 31, 2024, compared to $1,660 at June 30, 2023 which was in line with the increase in inventories.

Accrued expense decreased by $387 to $3,904 at March 31, 2024, as compared to $4,291 at June 30, 2023. The decrease in accrued expense was mainly due to decrease in accrued purchases and decrease in payroll related accruals in Singapore and Malaysia operation.

Contract liabilities increased by $222 to $1,499 at March 31, 2024 as compared to $1,277 at June 30, 2023 due to the increase in customers’ deposits received in the Singapore and China operations.

Bank loans payable decreased by $368 to $984 as of March 31, 2024, as compared to $1,352 as of June 30, 2023. The decrease in bank loans payable was mainly due to the repayment of bank loans in our Malaysia operations.

Finance leases decreased by $83 to $66 at March 31, 2024, as compared to $149 at June 30, 2023. This was due to the repayments of leases in our Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability decreased by $332 to $2,277 at March 31, 2024, as compared to $2,609 at June 30, 2023. This was due to the repayment made and the operating lease expense charged for the period partially offset by a new lease arrangement entered by Malaysia and China operations.

Other non-current liabilities decreased by $567 to $27 as at March 31, 2024, as compared to $594 as at June 30, 2023. The decrease was mainly due to a decrease in accruals relating to acquisition of property, plant and equipment in the China operations. The remaining accrual has a term of less than 12 months as at March 31, 2024, thereby being reclassified to current liabilities.

Liquidity Comparison

Net cash provided by operating activities decreased by $3,898 to an inflow of $2,513 for the nine months ended March 31, 2024, from an inflow of $6,411 for the same period in Fiscal 2023. The decrease in net cash flow provided by operating activities was primarily due to lower net income generated of $856 compared to the same period of Fiscal 2023 and lower receipts from trade receivables and other receivables by $1,148, higher cash outflow for inventories by $664, higher prepaid expense and other current assets by $314, and higher cash outflow from other non-current liabilities by $1,491. These are partially offset by lower cash outflow for accounts payables, accrued expense and contract liabilities of $642.

Net cash provided by investing activities increased by $4,635 to $456 for the nine months ended March 31, 2024 compared with the same period in Fiscal 2023. The increase in cash inflow was primarily due to cash inflow of $497 from maturity of unrestricted term deposits coupled with lower capital expenditure of $3,869 for nine months ended March 31, 2024.

Net cash used in financing activities for the nine months ended March 31, 2024, was $78, representing a decrease of $1,000, compared to cash outflow of $1,078 during the nine months ended March 31, 2023. The decrease in cash outflow for financing activities was mainly due to settlement of lines of credit of $ 929 relating to the prior year in nine months ended March 31, 2023. In the nine months ended March 31, 2024, lines of credit of $ 952 were availed and were settled within the same period. Proceeds from exercising stock options during that period amounted to $375, which was $356 higher compared to the same period in Fiscal 2023.

The Company filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which we may raise capital of $10,000,000 of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: May 13, 2024