Form 10-K
period 2024-06-30
TRIO-TECH INTERNATIONAL
filed 2024-09-23
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

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

☐ Yes   ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $5.07 for shares of the registrant’s common stock on December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE American, was approximately $12,906,000. In calculating such aggregate market value, shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock, no par value, outstanding as of September 1, 2024 was 4,250,305.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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
●

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

General

Trio-Tech International was incorporated in 1958 under the laws of the State of California. As used herein, the term “Trio-Tech,” “TTI,” the “Company,” “we,” “us” or the “Registrant” includes Trio-Tech International and its subsidiaries unless the context otherwise indicates. The mailing address and executive offices are located at Block 1008 Toa Payoh North, Unit 03-09 Singapore 318996, Singapore, and the telephone number is (65) 6265-3300.

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

During the fiscal year ended June 30, 2024 (“Fiscal 2024”), the Company operated its business in four segments: manufacturing, testing services, distribution, and real estate. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China. Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

The Company is a provider of reliability test equipment and services to the semiconductor industry. Our customers rely on us to verify that their semiconductor components meet or exceed the rigorous reliability standards demanded for automotive electronics, industrial electronics, computing and data storage, consumer electronics, and communication markets. We act as a global one-stop solution for our customers by designing and building reliability test solutions and offering comprehensive testing services through our testing laboratories in the U.S. and Asia. For information relating to revenue, profit and loss and total assets for each of the segments, see Note 18 - Business Segments contained in the consolidated financial statements included in this Annual Report.

Company History – Certain Highlights for the Five Fiscal Years Ended June 30, 2024

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

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (Mar 2021)

Trio-Tech (Tianjin) Co. Ltd. certified to ISO 45001:2018 standards. (Mar 2021)

Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 9001:2015 standards. (Jul 2021)

Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 14001:2015 standards. (Jul 2021)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 9001:2015 standards. (Jul 2021)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 14001:2015 standards. (Jul 2021)

Trio-Tech (Bangkok) Co. Ltd. recertified to ISO 9001:2015 standards. (Jul 2021)

2022	Trio-Tech (Jiangsu) Co. Ltd was established. (Jan 2022)

2023	Trio-Tech (Jiangsu) Co. Ltd certified to ISO 9001:2015 standards. (Jun 2023)

2024

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 9001:2015 standards. (Mar 2024)

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (Mar 2024)

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 45001:2018 standards. (Mar 2024)

Overall Business Strategies

Our core business is, and historically has been, in the semiconductor industry, including our manufacturing of equipment segment (“Manufacturing”), our testing services segment (“Testing”) and our distribution of test and other semiconductor equipment and electronic components segment (“Distribution”). Revenue from the Manufacturing, Testing and Distribution segments accounted for 99.9% of our total revenue for the years ended June 30, 2024 and 2023, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and decline in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, we continue to put effort into expanding our line of businesses. Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

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

Testing

TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia. Our customers include both manufacturers and end users of semiconductors and electronic components who look to us when they decide to outsource their testing process. We also support the asset-light strategy of our customers by setting up test facilities and providing component level, package level and system level testing services with expert technology that improves the productivity of our customers. The independent tests are performed to industry and customer specific standards.

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

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in the U.S. and Singapore. Research and development expense was $392 and $397 for the years ended June 30, 2024 and 2023, respectively.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing sales team. We have approximately five independent sales representatives operating in the U.S. and another eighteen in foreign countries. All sales representatives represented the Testing and Manufacturing segments for products and services produced and provided from our facilities in different locations.

Customer Concentration

During the years ended June 30, 2024 and 2023, combined sales of equipment and services to our three largest customers accounted for approximately 49.5% and 59.4%, respectively, of our total net revenue. Of those sales, $8,700 (20.6%) and $14,595 (33.7%) of our total net revenue were from one major customer for the years ended June 30, 2024 and 2023, respectively. The majority of our sales and services in the years ended June 30, 2024 and 2023 were made or provided to customers outside of the U.S.

Backlog

The following table sets forth the Company’s backlog as of June 30, 2024 and 2023:

	For the Year Ended June 30,
	2024	2023

Manufacturing backlog	$5,944	$8,056
Testing services backlog	5,342	5,402
Distribution backlog	3,068	3,882
Real estate backlog*	68	97
	14,422	17,437

* Real estate backlog represents the rental income from a non-cancellable lease.

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

Patents

During the years ended June 30, 2024 and 2023, we did not register any patents within the U.S.

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

Employees

As of June 30, 2024, we had approximately 673 full-time employees and three part-time employees. Geographically, approximately six full-time employees were located in the U.S. and approximately 667 full-time employees in Asia. None of our employees are represented by a labor union.

There were approximately 59 employees in the manufacturing segment, 582 employees in the testing services segment, three employees in the distribution segment, three employees in the real estate segment and 26 employees in general administration, logistics and others as of June 30, 2024.

As of June 30, 2023, we had approximately 573 full-time employees and no part-time employees. Geographically, approximately eight full-time employees were located in the U.S. and approximately 565 full-time employees in Asia. None of our employees are represented by a labor union.

There were approximately 56 employees in the manufacturing segment, 481 employees in the testing services segment, three employees in the distribution segment, three employees in the real estate segment and 30 employees in general administration, logistics and others as of June 30, 2023.

ITEM 1A – RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C – CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data. We have a comprehensive cybersecurity policy hosted on our intranet for all employees, established to govern, guide and mitigate in the event of a cyber-attack. As a result, cybersecurity and data protection are key components of our long-term strategy.

Risks from Cybersecurity Threats

We have not encountered any cybersecurity challenges that have materially impaired our operations or financial standing in Fiscal 2024.

Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

ITEM 2 – PROPERTIES

As of the date of filing of this Form 10-K, we believe that our existing facilities are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

Location	Segment	Approx. Sq. Ft. Occupied	Owned (O) or Leased (L) & Expiration Date
16139 Wyandotte Street, Van Nuys, CA 91406, United States of America	Corporate, Testing Services / Manufacturing	5,200	(L) Mar 2026
1004, Toa Payoh North, Singapore Unit No. HEX 07-01/07	Testing Services	6,864	(L) Sep 2025
Unit No. HEX 07-01/07, (ancillary site)	Testing Services	2,532	(L) Sep 2025
Unit No. HEX 03-01/02/03	Testing Services / Manufacturing	2,959	(L) Sep 2025
Unit No. HEX 01-08/15	Testing Services / Manufacturing / Logistics Store	6,864	(L) Jan 2026
Unit No. HEX 01-08/15, (ancillary site)	Testing Services / Manufacturing	449	(L) Jan 2026
Unit No. HEX 07-10/11	Testing Services / Manufacturing	1,953	(L) Dec 2024
1008, Toa Payoh North, Singapore Unit No. HEX 03-09/17	Manufacturing	6,099	(L) Jan 2026
Unit No. HEX 03-09/17, (ancillary site)	Manufacturing	70	(L) Jan 2026
Unit No. HEX 01-09/10/11	Manufacturing	2,202	(L) Nov 2026
Unit No. HEX 01-15/16	Manufacturing	1,400	(L) Sep 2026
Unit No. HEX 01-08	Manufacturing	603	(L) Sep 2026
Unit No. HEX 01-12/14	Manufacturing	1,664	(L) Jul 2025
Lot No. 11A, Jalan SS8/2, Sungai Way Free Industrial Zone, 47300 Petaling Jaya, Selangor Darul Ehsan, Malaysia	Testing Services	78,706	(O)
12A-21 Suntech @ Penang Cybercity, Lintang Mayang Pasir 3, 11950 Bayan Lepas, Penang	Branch Office	408	(L) Dec 2024
327, Chalongkrung Road, Lamplathew, Lat Krabang, Bangkok 10520, Thailand	Testing Services	34,433	(O)
No. 5, Xing Han Street, Block A #04-15/16, Suzhou Industrial Park China 215021	Testing Services	6,200	(L) Jan 2025
Room 102, Zone B, Building 3, 99 West Suhong Road, Suzhou industrial Park, China 215021	Testing Services	26,479 (Phase 1)	(L) Oct 2026
Room 102, Zone B, Building 3, 99 West Suhong Road, Suzhou industrial Park, China 215021	Testing Services	55,219 (Phase 2)	(L) Dec 2024
27-05, Huang Jin Fu Pan, No. 26 Huang Jin Qiao Street Hechuan District Chongqing China 401520	Real Estate	463	(L) Aug 2025
B7-2, Xiqing Economic Development Area International Industrial Park Tianjin City, China 300385	Testing Services	45,940	(L) Apr 2026

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

As of September 1, 2024, there were 4,250,305 shares of our Common Stock issued and outstanding, and the Company had approximately 53 record holders of Common Stock. The number of record holders does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends during the years ended June 30, 2024 or June 30, 2023.

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

ITEM 6 – [Reserved]

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with our disclaimer on “Forward-Looking Statements,” “Item 1. Business,” and our Consolidated Financial Statements, the notes to those statements and other financial information contained elsewhere in this Annual Report. For purposes of this Management’s Discussion and Analysis within this Annual Report, all monetary amounts are stated in thousands except for par values and per share amounts, unless otherwise stated.

During the years ended June 30, 2024 (“Fiscal 2024”) and June 30, 2023 (“Fiscal 2023”), Trio-Tech International operated in four segments: Manufacturing, Testing, Distribution, and Real Estate. During Fiscal 2024, revenue from the Manufacturing, Testing, Distribution, and Real Estate segments represented 37.9%, 42.4%, 19.6% and 0.1% of our revenue, respectively, as compared to 32.0%, 53.4%, 14.5% and 0.1% respectively, during Fiscal 2023.

Overview

Our core business is and historically has been in the semiconductor industry, including manufacturing of test equipment, testing services, and distribution of test and other semiconductor equipment and electronic components. TTI develops and manufactures an extensive range of test equipment used in the “front-end” and the “back-end” manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature-controlled chucks, and more. TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories.

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers around the world. We act as value-added resellers by enhancing the value of the distributed products by customizing them to the needs of our customers through our expert design, engineering and integration. We also support our customers as their extended research and development arm in product design, leveraging the expert skills of our component engineers and design engineers.

Revenue from the semiconductor industry, or our Manufacturing, Testing and Distribution segments, accounted for more than 99.9% of our total revenue for the years ended June 30, 2024 and 2023, respectively. Our Real Estate segment generates rental income and investment income from real estate investments made in Chongqing, China. No other investment income was recorded as revenue by the Real Estate segment in either Fiscal 2024 or Fiscal 2023.

Fiscal 2024 Highlights

●	Total revenue decreased by $938, or 2.2%, to $42,312 in Fiscal 2024, as compared to $43,250 in Fiscal 2023.
●	Manufacturing segment revenue increased by $2,230, or 16.1%, to $16,057 in Fiscal 2024, as compared to $13,827 in Fiscal 2023.
●	Testing segment revenue was $17,933 in Fiscal 2024, a decrease of $5,197, or 22.5%, as compared to $23,130 in Fiscal 2023.

●	Distribution segment revenue was $8,297 in Fiscal 2024, an increase of $2,027, or 32.3%, as compared to $6,270 in Fiscal 2023.
●	Real Estate segment revenue increased by $2 to $25 in Fiscal 2024, as compared to $23 in Fiscal 2023.
●	Overall gross profit margin decreased by 1.7% to 25.4% in Fiscal 2024, as compared to 27.1% in Fiscal 2023.
●	General and administrative expense was $8,387 in Fiscal 2024 as compared to $8,403 in Fiscal 2023.
●	Selling expense increased by $174, or 26.0%, to $844 in Fiscal 2024, as compared to $670 in Fiscal 2023.
●	Profit from operations was $1,093 in Fiscal 2024, a decrease of $1,135, as compared to profit from operations of $2,228 in Fiscal 2023.
●	Net other income increased by $394 to $500 in Fiscal 2024, as compared to $106 in Fiscal 2023.
●	Profit from continuing operations before income taxes was $1,629 in Fiscal 2024, a decrease of $753, as compared to profit from continuing operations of $2,382 in Fiscal 2023.
●	Net profit attributable to TTI for Fiscal 2024 was $1,050, as compared to net profit of $1,544 in Fiscal 2023.
●	Net profit attributable to non-controlling interest for Fiscal 2024 was $92, as compared to net loss of $214 in Fiscal 2023.
●	Working capital increased by $3,259, or 16.7%, to $22,760 as of June 30, 2024, as compared to $19,501 as of June 30, 2023.

The highlights above are intended to identify certain of the Company’s significant events and transactions during Fiscal 2024. These highlights are not intended to be a full discussion of our results for the year and should be read in conjunction with the discussion of these items in Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

Total assets as of June 30, 2024 were $42,540 an increase of $354, or 0.8%, compared to $42,186 as of June 30, 2023. The increase was primarily due to an increase in cash and cash equivalents, trade accounts receivable and inventories. The increase was partially offset by short-term deposits, other receivables, prepaid expenses and other current assets, assets held for sale, operating lease right-of-use assets and property, plant and equipment.

Cash and cash equivalents totaled $10,035 as of June 30, 2024, representing an increase of $2,452, or 32.3%, compared to $7,583 as of June 30, 2023. Cash in banks increased due to a combination of reduced capital expenditures, lower loan repayment obligations and proceeds from exercise of stock options.

Short-term deposits and restricted term deposits as of June 30, 2024 were $9,018, a decrease of $64, or 0.7% compared to $9,082 at June 30, 2023.

Trade account receivables as of June 30, 2024 was $10,661, representing an increase of $857 or 8.7%, compared to $9,804 as of June 30, 2023. The increase corresponds to the increase in sales in Singapore operations. The number of days’ sales outstanding in account receivables was 90 days and 82 days for the years ended June 30, 2024 and 2023 respectively.

As of June 30, 2024, other receivables were $541, a decrease of $398, or 42.4%, compared to $939 as of June 30, 2023. The decrease is mainly due to negotiating better payment terms with creditors, which led to a decrease in advance payments.

Inventories as of June 30, 2024 were $3,162, an increase of $1,011, or 47%, compared to $2,151 as of June 30, 2023. The increase was mainly due to higher inventory levels in our Singapore operations relating to backlogs that are expected to be delivered over the first two quarters of Fiscal 2025. The number of days’ inventory held was 96 days at the end of Fiscal 2024, compared to 73 days at the end of Fiscal 2023.

Prepaid expenses as of June 30, 2024 were $536 as of June 30, 2024 compared to $694 as of June 30, 2023. This is mainly related to the prepayment for insurance and software license fees.

Investment properties in China as of June 30, 2024 were $407, a decrease of $67 from $474 as of June 30, 2023. The decrease was attributable to the depreciation charged for the year.

Property, plant and equipment as of June 30, 2024 was $5,937, a decrease of $2,407 compared to $8,344 as of June 30, 2023. The decrease was primarily attributed to the depreciation of leasehold improvements over a shorter lease period and fluctuations in foreign currency exchange rates between June 30, 2023 and June 30, 2024.

Other assets as of June 30, 2024 were $232, an increase of $116, or 100%, compared to $116 as of June 30, 2023. This increase was primarily due to the increase of long-term deposits.

Total liabilities as of June 30, 2024 were $10,962, a decrease of $1,653, or 13.1%, compared to $12,615 as of June 30, 2023. The decrease in liabilities was primarily due to a decrease in accrued expense, contract liabilities, income tax payable, operating leases, bank loans payable and finance lease, partially offset by an increase in accounts payable.

Accounts payable as of June 30, 2024 increased by $1,515, or 91.3% to $3,175 from $1,660 as of June 30, 2023. This increase aligns with higher inventory levels and ongoing efforts to secure longer payment terms.

Accrued expense as of June 30, 2024 decreased by $659, or 15.4% to $3,634 from $4,293 as of June 30, 2023. The decrease was mainly due to a decrease in accruals relating to purchases of property, plant and equipments.

Income tax payable as of June 30, 2024 decreased by $153 to $520 from $673 as of June 30, 2023. The decrease was mainly due to lower taxable profit and also a payment made in connection with repatriation of taxes in Fiscal 2024.

Bank loans payable decreased by $478 to $874 as of June 30, 2024, as compared to $1,352 as of June 30, 2023. The decrease was due to the repayments made in TTI’s Malaysia operation.

Finance leases decreased by $58 to $91 as of June 30, 2024, as compared to $149 as of June 30, 2023. The decrease was due to the repayments made in TTI’s Singapore and Malaysia operations partially offset by the addition of finance leases in TTI’s Singapore operation.

Other non-current liabilities decreased by $567 to $27 as of June 30, 2024, as compared to $594 as of June 30, 2023. The decrease was mainly due to a decrease in accruals relating to acquisition of property, plant and equipment in TTI’s China operations.

Operating lease right-of-use assets and the corresponding lease liabilities decreased by $722 to $1,887 as of June 30, 2024, as compared to $2,609 as of June 30, 2023. This was due to the repayment made and the operating lease expense charged for the period. The decrease was partially offset by additional cost and liabilities created by new lease agreements in Malaysia and the renewal of leases in Singapore and China.

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

As of June 30, 2024, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

On August 9, 2022, the CHIPS and Science Act of 2022 (“CHIPS Act”) was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the U.S. We continue to evaluate the business impact and potential opportunities related to the CHIPS Act. As of date, we do not see any direct effect of the CHIPS Act on the Company in the foreseeable future.

We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our business operations. We expect the sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend significantly upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations.

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

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policy, we have identified the most critical accounting policies upon which our financial statements depend. We determined that those critical accounting policies are related to the inventory valuation; allowance for doubtful accounts; revenue recognition; impairment of property, plant and equipment; investment properties and income tax. These accounting policies are discussed in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Account Receivables and Allowance for Credit Losses

During the normal course of business, we extend unsecured credit to our customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. We generally do not require collateral from customers. We maintain our cash accounts at credit-worthy financial institutions.

The Company accounts for allowance for credit losses under the current expected credit loss (“CECL”) impairment model for its financial assets, including accounts receivable, and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with its customers, and macro-economic conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.

Inventory Valuation

Inventories of our manufacturing and distribution segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost and net realizable value, using the first-in, first-out (“FIFO”) method. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and swiftly changing demand. Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on sale ability and obsolescence.

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

Investment

The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making a Variable Interest Entity (“VIE”) determination. The Company would consolidate a venture that is determined to be a VIE if it was the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, the variable interest holder, if any, who has the power to direct the VIE’s most significant activities is the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

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

We have not identified any changes in circumstances requiring further impairment test in Fiscal 2024 except the phasing out of burn-in service contract with a customer in our Malaysia operation. In June 2023, our Malaysia operation received notification of termination of contract from a customer effective January 2024. In consideration of this impairment indicator, Management performed a further impairment test, and determined that majority of the primary assets used for servicing this customer in Malaysia had either fully depreciated before contract termination or repurposed for other customers. As the fair value of the primary assets were higher than the carrying value and hence, no impairment charges have been recorded in the year ended June 30, 2024. We will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we may incur additional impairment charges.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date. Management believed it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a valuation allowance was provided as of June 30, 2024 and 2023.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expense. This standard update is effective for the Company for annual periods beginning in the fiscal year ending June 30, 2025 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. Early adoption is permitted on a retrospective basis. The Company is currently evaluating the impact of this ASU on segment disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expense. This standard update is effective for the Company beginning in the fiscal year ending June 30, 2026. Early adoption is permitted on a prospective basis. The Company is currently evaluating the impact of this ASU on annual income tax disclosures.

Other new pronouncements issued but not yet effective until after June 30, 2024 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operating income as a percentage of net sales for Fiscal 2024 and 2023:

	For the Year Ended June 30,
	2024	2023
Revenue	100%	100.0%
Cost of sales	74.6%	72.9%
Gross Margin	25.4%	27.1%
Operating expense:
General and administrative	19.9%	19.4%
Selling	2.0%	1.5%
Research and development	0.9%	0.9%
Loss on disposal of property, plant and equipment	0.1%	0.0%
Total operating expense	22.9%	21.8%
Income from Operations	2.5%	5.3%

Revenue

Revenue is comprised of revenue from the Manufacturing, Testing, Distribution and Real Estate segments. The components of revenue for Fiscal 2024 and 2023 were as follows:

	For the Year Ended June 30,
	2024	2023

Manufacturing	37.9%	32.0%
Testing	42.4%	53.4%
Distribution	19.6%	14.5%
Real estate	0.1%	0.1%
Total	100%	100%

Revenue during Fiscal 2024 was $42,312, a decrease of $938, or 2.2%, compared to $43,250 during Fiscal 2023. The decrease in revenue was primarily due to the decrease in sales from the Testing segment that reflects a drop in volume amidst a challenging semiconductor market environment.

Manufacturing Segment

Manufacturing segment accounted for 37.9% of revenue during Fiscal 2024, an increase of 5.9%, compared to 32.0% during Fiscal 2023. Revenue generated by the Manufacturing segment during Fiscal 2024 was $16,057, reflecting an increase of $2,230, or 16.1%, compared to $13,827 during Fiscal 2023.

As of June 30, 2024, the backlog in the Manufacturing segment was $5,944, reflecting a decrease of $2,112 from $8,056 as of June 30, 2023. This decline is primarily due to a slowdown in budgeted capital spending by customers. The customers' capital spending is likely to slow down over the next two quarters, with a potential improvement thereafter.

Testing Segment

Revenue generated by the Testing segment accounted for 42.4% of total revenue during Fiscal 2024, as compared to 53.4% during Fiscal 2023. Revenue generated by the Testing segment for Fiscal 2024 was $17,933, reflecting a decrease of $5,197, or 22.5%, compared to $23,130 for Fiscal 2023. The decrease in revenue in the Testing segment reflects the drop in volume amidst a challenging semiconductor market environment.

Backlog in the Testing segment as of June 30, 2024 was $5,342, a decrease of $60, compared to $5,402 at June 30, 2023. Backlog is dependent on the estimated volume provided by customers, which is dependent on the customers’ inventory levels and demand.

Distribution Segment

Revenue generated by the Distribution segment during Fiscal 2024 accounted for 19.6% of total revenue, an increase of 5.1% compared to 14.5% for Fiscal 2023. Revenue for Fiscal 2024 was $8,297, an increase of $2,027, or 32.3%, compared to $6,270 for Fiscal 2023. In Fiscal 2023, customer demand was lower due to excess inventory levels. However, in Fiscal 2024, demand for electronic components has recovered.

Backlog in the Distribution segment as of June 30, 2024 was $3,068, reflecting a decrease of $814 compared to the backlog of $3,882 at June 30, 2023. The decrease in backlog was mainly due to weaker demand from customers. Display and electronic component sales are very competitive, as the products are readily available in the market. We believe that our competitive advantage in the distribution segment is that we act as value-added provider by enhancing the value of the distributed products by customizing them to the needs of our customers through our expert design, engineering and integration. Even with a weak backlog, we see the potential to perform better in fiscal year 2025 than in fiscal year 2024.

Real Estate Segment

Revenue generated by the Real Estate segment was 0.1% of total revenue for both the years ended June 30, 2024 and 2023. Revenue generated by the Real Estate segment for Fiscal 2024 was $25, as compared to $23 for Fiscal 2023.

Backlog in the Real Estate segment as of June 30, 2024, was $68, a decrease of $29 as compared to $97 at June 30, 2023. The decrease is mainly due to low occupancy rate in the Fu Li Real Estate Development Co. Ltd. Properties.

Gross Margin

Gross margin as a percentage of revenue was 25.4% in Fiscal 2024, a decrease of 1.6% compared to 27.1% in Fiscal 2023. Overall gross profit for Fiscal 2024 was $10,762, a decrease of $943, or 8.1%, compared to $11,705 for Fiscal 2023. The decrease in gross margin as a percentage of revenue was mainly attributable to the underperformance in the Testing segment.

Gross margin as a percentage of revenue in the Manufacturing segment was 26.4% in Fiscal 2024, an increase of 3%, compared to 23.4% in Fiscal 2023. Gross profit for the Manufacturing segment in Fiscal 2024 was $4,234, an increase of $994 or 30.7%, compared to $3,240 in Fiscal 2023. The increase in gross profit was primarily due to an increase in system and equipment sales that generates higher margins in Fiscal 2024 compared to Fiscal 2023.

Gross margin as a percentage of revenue in the Testing segment was 28.6% in Fiscal 2024, a decrease of 3.7%, compared to 32.3% in Fiscal 2023. Gross profit in the Testing segment in Fiscal 2024 was $5,124, a decrease of $2,348, or 31.4%, compared to $7,472 in Fiscal 2023 due to lower margins in the Testing segment resulting from lower demand. The gross margin was negatively impacted by the decrease in revenue across all test operations where a significant portion of our cost of goods sold are fixed, and as the demand for services and factory utilization decrease, the fixed costs are spread over the decreased output, which reduces the gross profit margin.

Gross margin as a percentage of revenue in the Distribution segment was 17.5% in Fiscal 2024, an increase of 0.9%, compared to 16.6% in Fiscal 2023. Gross profit in the Distribution segment was $1,450, an increase of $408, or 39.2%, compared to $1,042 in Fiscal 2023. The increase in gross profit was due to the increase in distribution sales compared to the Fiscal 2023.

Gross loss in the Real Estate segment was $46 in Fiscal 2024, a decrease of $3 as compared to $49 in Fiscal 2023.

Operating Expense

Operating expense for the years ended June 30, 2024 and 2023 was as follows:

	For the Year Ended June 30,
	2024	2023
General and administrative	$8,387	$8,403
Selling	844	670
Research and development	392	397
Loss on disposal of property, plant and equipment	46	7
Total	$9,669	$9,477

General and administrative expense was $8,387 in Fiscal 2024, remaining nearly unchanged from $8,403 in Fiscal 2023.

During Fiscal 2024, we incurred professional fees of approximately $307 related to the identification and evaluation of potential divestment opportunities. These fees were primarily associated with advisory services aimed at optimizing our portfolio and aligning our strategic focus. While these costs impacted our operating expense for the year, they are considered non-recurring and directly linked to our ongoing efforts to streamline operations and enhance shareholder value. Excluding these expenses, total general and administrative expense was lower on a trailing twelve-month basis, reflecting our rigorous cost-saving efforts across our organization.

Selling expense increased by $174, or 26%, to $844 in Fiscal 2024, compared to $670 in Fiscal 2023. The increase in selling expense was primarily attributable to an increase in commission because of an increase in commissionable revenue and increased business travel in Fiscal 2024 as compared to Fiscal 2023.

Profit from Operations

Profit from operations was $1,093 in Fiscal 2024, a decrease of $1,135, compared to profit from operations of $2,228 in Fiscal 2023. The decrease was mainly due to the decrease in revenue, coupled with a decrease in gross profit margin in the Testing segment.

Interest Expense

Interest expense for the years ended June 30, 2024 and 2023 was as follows:

	For the Year Ended June 30,
	2024	2023
Interest expense	$77	$105

Interest expense decreased by $28 to $77 in Fiscal 2024, compared to $105 in Fiscal 2023 due to lower utilization of credit facilities. The bank loans payable decreased by $478 to $874 in Fiscal 2024, as compared to $1,352 in Fiscal 2023 due to payments made.

Other Income

Other income for the years ended June 30, 2024 and 2023 was as follows:

	For the Year Ended June 30,
	2024	2023
Interest income	$370	$174
Other rental income	127	115
Exchange loss	(74)	(269)
Other miscellaneous income	77	86
Total	$500	$106

Other income increased by $394 to $500 for Fiscal 2024, compared to $106 for Fiscal 2023. The increase was mainly due to an increase in interest income and a favorable foreign currency impact.

Government Grant

During Fiscal 2024, the Company received government grants amounting to $113, $23 of which was financial assistance received from the Singapore government, $57 from the U.S. government related to Employee Retention Credit (“ERC”) and the remaining related to capital expenditure subsidy received from the government in China.

During Fiscal 2023, the Company received government grants amounting to $153, $107 of which was financial assistance received from the Singapore government and the remaining related to capital expenditure subsidy received from the government in China.

Income Tax Expense

Income tax expense for Fiscal 2024 was $486, representing a decrease of $136, as compared to income tax expense of $622 for Fiscal 2023. The decrease was primarily due to lower taxable income in Fiscal 2024 compared to Fiscal 2023.

At June 30, 2024, the Company had no federal net operating loss carry-forwards, and a state net operating loss carry-forward of $2,219, which expires in 2034. These carryovers may be subject to limitations under I.R.C. Section 382. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against deferred tax assets recorded in the US and various foreign jurisdictions.

Loss from Discontinued Operations

Loss from discontinued operations was $4 in Fiscal 2024, compared to loss from discontinued operations of $1 in Fiscal 2023. The Company discontinued its fabrication segment in Fiscal 2013.

Non-controlling Interest

As of June 30, 2024, the Company held a 55% interest in each of Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., and SHI International Pte Ltd, a 52% interest in PT SHI Indonesia, a 76% interest in Prestal Enterprise Sdn. Bhd. and a 51% interest in Trio-Tech Jiangsu Co., Ltd. The non-controlling interest for Fiscal 2024, in the net profit of subsidiaries, was $92, a change of $122 compared to a non-controlling interest in the net profit of $214 for the previous fiscal year. The change in the non-controlling interest was primarily attributable to the decrease in net income generated by the Company’s operations in China.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Trio-Tech International common shareholders for Fiscal 2024 was $1,050 compared to the net income attributable to Trio-Tech International common shareholders of $1,544 for Fiscal 2023. The decrease was mainly due to the decrease in revenue and gross margin, partially offset by an increase in other income.

Earnings per Share

Basic earnings per share from continuing operations was $0.25 in Fiscal 2024, as compared to basic earnings per share of $0.38 in Fiscal 2023. Basic earnings per share from discontinued operations was $nil for Fiscal 2024 and Fiscal 2023.

Diluted earnings per share from continuing operations was $0.24 in Fiscal 2024, as compared to diluted earnings per share $0.37 in Fiscal 2023. Diluted earnings per share from discontinued operations was $nil for Fiscal 2024 and Fiscal 2023.

Segment Information

The revenue, gross margin and income/(loss) from each segment for the years ended June 30, 2024 and 2023 are presented below. As the segment revenue and gross margin for each segment has been discussed in previous sections, only the comparison of income/(loss) from operations is discussed below.

Manufacturing Segment

The revenue, gross margin and income/(loss) from operations for the Manufacturing segment for the years ended June 30, 2024 and 2023 were as follows:

	For the Year Ended June 30,
	2024	2023
Revenue	$16,057	$13,827
Gross margin	26.4%	23.4%
Income / (Loss) from operations	$616	$(58)

Income from operations in the Manufacturing segment was $616 in Fiscal 2024, an increase of $674, as compared to a loss from operations of $58 in Fiscal 2023. The increase in net income was attributable to an increase in gross margin of $1,007 partially offset by the increase in operating expense of $384. Operating expense was $3,618 and $3,298 for Fiscal 2024 and 2023, respectively. The increase in operating expense was mainly attributable to higher remuneration expense due to improved performance, business travel and entertainment expenses, and an increased allocation of corporate expense.

Testing Segment

The revenue, gross margin and income from operations for the Testing segment for the years ended June 30, 2024 and 2023 were as follows:

	For the Year Ended June 30,
	2024	2023
Revenue	$17,933	$23,130
Gross margin	28.6%	$32.3%
(Loss) / Income from operations	$(322)	$1,648

Loss from operations in the Testing segment in Fiscal 2024 was $322, as compared to income from operations of $1,648 in Fiscal 2023. The decrease in operating profit was mainly due to lower gross profit resulting from lower revenue. Operating expense was $5,446 and $5,824 for Fiscal 2024 and 2023, respectively. The decrease of $378 in operating expense was mainly due to effective cost control measures implemented across Test operations in response to drop in volume, coupled with lower corporate expenses allocated to the Testing segment due to drop in revenue.

Distribution Segment

The revenue, gross margin and income from operations for the Distribution segment for the years ended June 30, 2024 and 2023 were as follows:

	For the Year Ended June 30,
	2024	2023
Revenue	$8,297	$6,270
Gross margin	17.5%	16.6%
Income from operations	$1,129	$816

Income from operations in the Distribution segment was $1,129 in Fiscal 2024, as compared to $816 in Fiscal 2023. The increase in operating income was primarily due to an increase in gross margin by $408, which was partially offset with an increase in operating expense of $97. Operating expense was $321 and $224 for the years ended June 30, 2024 and 2023, respectively. The increase in operating expense was mainly contributed by business travel and entertainment expenses, and an increased allocation of corporate expenses.

Real Estate Segment

The revenue, gross margin and loss from operations for the Real Estate segment for the years ended June 30, 2024 and 2023 were as follows:

	For the Year Ended June 30,
	2024	2023
Revenue	$25	$23
Gross loss	(184.0)%	(213.0)%
Loss from operations	$(100)	$(98)

Loss from operations in the Real Estate segment was $100 in Fiscal 2024, as compared to $98 in Fiscal 2023. Operating expense was $54 and $49 in each of the years ended June 30, 2024 and 2023 respectively.

Corporate

The loss from operations for corporate for the years ended June 30, 2024 and 2023, respectively:

	For the Year Ended June 30,
	2024	2023
Loss from operations	$(230)	$(80)

In Fiscal 2024, corporate operating loss was $230, a change of $150, compared to loss of operations of $80 in Fiscal 2023. During Fiscal 2024, the operating loss increased due to $307 in professional fees associated with advisory services aimed at optimizing our portfolio and aligning our strategic focus.

Liquidity

Net cash provided by operating activities was $2,558 for the year ended June 30, 2024, a decrease of $5,552 as compared to $8,110 provided by operating activities for the prior year. The decrease in net cash provided by operating activities was primarily due to decrease in depreciation and amortization of $854, trade receivables receipts of $2,650, inventories of $1,276, contract liabilities of $810, and other non-current liabilities of $1,133 partially offset by an increase in cash inflow from accounts payable and accrued expense of $1,896.

Net cash used in investing activities was $113 for the year ended June 30, 2024, a decrease of $5,961 as compared to $6,074 used in investing activities in the prior year. The decrease in net cash used in investing activities was primarily due to a decrease in outflow of $2,167 used for investments in unrestricted deposits and $3,956 used on additional property, plant and equipment.

Net cash used in financing activities for the year ended June 30, 2024, was $90, compared to $1,243 used during the prior year. The decrease in cash outflow for financing activities was mainly due to settlement of lines of credit of $541 relating to the prior year. In Fiscal 2024, lines of credit of $961 were availed and were settled within the same period. Proceeds from exercising stock options during that period amounted to $506, which was a $437 increase as compared to the same period in Fiscal 2023.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loans will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months. The Company filed a Shelf Registration Statement on Form S-3 on December 3, 2021, under which we may raise capital of $10,000,000 from any combination of securities (common stock, warrants, debt securities or units) for business expansion and working capital purposes if necessary.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. Working capital was $22,760 as of June 30, 2024, representing an increase of $3,259, or 16.7%, compared to working capital of $19,501 as of June 30, 2023. The increase in working capital was mainly due to increases in current assets, including cash and cash equivalents, trade receivables and inventories, and decreases in current liabilities, including accrued expense, contract liabilities, income taxes payable, bank loans payable, finance leases, and operating leases. Such fluctuations were partially offset by decreases in current assets, including short-term deposits, other accounts receivable, prepaid expenses and assets held for sale and increases in current liabilities, including accounts payable.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $542 and $4,498 for the years ended June 30, 2024 and 2023, respectively. The capital expenditures in Fiscal 2024 were primarily for motor vehicles and equipment. We financed our capital expenditures and other operating expense through operating cash flows and long-term debts.

Our credit rating provides us with ready and adequate access to funds in the global market.

At June 30, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$3,907	$3,626
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,843	$1,818
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$318	$318

As of June 30, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$3,907	$3,701
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$1,843	$1,559
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$319	$319

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2024, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2024. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2024, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2024.

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBITS:

Number	Description

3.1	Articles of Incorporation of Trio-Tech International, as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K for June 30, 1988)
3.2	Second Amended and Restated Bylaws of Trio-Tech International (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2023)
4.1	Description of Registrant’s Securities
10.1	2017 Employee Stock Option Plan (Incorporated by reference to Appendix 1 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.)**
10.2	2017 Directors Equity Incentive Plan (Incorporated by reference to Appendix 2 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.)**
10.3	Amendment to 2017 Directors Equity Incentive Plan*
10.4

Joint Venture Agreement between Trio-Tech SIP Co., Ltd and Suzhou Anchuang Technology Management LLP dated December 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed February 13, 2022)

21.1	Subsidiaries *
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32	Section 1350 Certification. *
97.1	Trio-Tech International Clawback Policy
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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
September 23, 2024

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

By: /s/ S.W.Yong
S. W. Yong, Director
Chairman and Chief
Executive Officer
(Principal Executive Officer)
September 23, 2024

By: /s/ Srinivasan Anitha
Srinivasan Anitha
Chief Financial Officer
(Principal Financial Officer)
September 23, 2024

By: /s/ Jason T. Adelman
Jason T. Adelman,
Director
September 23, 2024

By: /s/ Richard M. Horowitz
Richard M. Horowitz,
Director
September 23, 2024

By: /s Victor Ting Hock Ming
Victor Ting Hock Ming,
Director
September 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Trio Tech International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trio-Tech International and its Subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

FORVIS MAZARS LLP
(FORMERLY KNOWN AS MAZARS LLP)
PUBLIC ACCOUNTANTS AND CHARTERED ACCOUNTANTS
We have served as the company’s auditors since 2009

 /s/ Forvis Mazars LLP

Singapore
September 23, 2024

PCAOB ID Number 2136

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	June 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,035	$7,583
Short-term deposits	6,497	6,627
Trade accounts receivable, less allowance for expected credit losses of $209 and $217, respectively	10,661	9,804
Other receivables	541	939
Inventories, less provision for obsolete inventories of $679 and $648, respectively	3,162	2,151
Prepaid expense and other current assets	536	694
Assets held for sale	-	274
Financed sales receivable	-	16
Restricted term deposits	750	739
Total current assets	32,182	28,827
NON-CURRENT ASSETS:
Deferred tax assets	124	100
Investment properties, net	407	474
Property, plant and equipment, net	5,937	8,344
Operating lease right-of-use assets	1,887	2,609
Other assets	232	116
Restricted term deposits	1,771	1,716
Total non-current assets	10,358	13,359
TOTAL ASSETS	$42,540	$42,186

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$3,175	$1,660
Accrued expense	3,634	4,293
Contract liabilities	754	1,275
Income taxes payable	379	418
Current portion of bank loans payable	261	475
Current portion of finance leases	57	107
Current portion of operating leases	1,162	1,098
Total current liabilities	9,422	9,326
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	613	877
Finance leases, net of current portion	34	42
Operating leases, net of current portion	725	1,511
Income taxes payable, net of current portion	141	255
Deferred tax liabilities	-	10
Other non-current liabilities	27	594
Total non-current liabilities	1,540	3,289
TOTAL LIABILITIES	$10,962	$12,615

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,250,305 and 4,096,680 shares issued outstanding as of June 30, 2024 and 2023, respectively	$13,325	12,819
Paid-in capital	5,531	5,066
Accumulated retained earnings	11,813	10,763
Accumulated other comprehensive income-translation adjustments	660	758
Total Trio-Tech International shareholders’ equity	31,329	29,406
Non-controlling interest	249	165
TOTAL EQUITY	$31,578	$29,571
TOTAL LIABILITIES AND EQUITY	$42,540	$42,186

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended June 30,
	2024	2023
Revenue
Manufacturing	$16,057	$13,827
Testing services	17,933	23,130
Distribution	8,297	6,270
Real estate	25	23
	42,312	43,250
Cost of Sales
Cost of manufactured products sold	11,823	10,587
Cost of testing services rendered	12,809	15,658
Cost of distribution	6,847	5,228
Cost of real estate	71	72
	31,550	31,545

Gross Margin	10,762	11,705

Operating Expense:
General and administrative	8,387	8,403
Selling	844	670
Research and development	392	397
Loss on disposal of property, plant and equipment	46	7
Total operating expense	9,669	9,477

Income from Operations	1,093	2,228

Other Income
Interest expense	(77)	(105)
Other income	500	106
Government grant	113	153
Total other income	536	154

Income from Continuing Operations before Income Taxes	1,629	2,382

Income Tax Expense	(486)	(622)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	1,143	1,760

Discontinued Operations
Loss from discontinued operations, net of tax	(1)	(2)
NET INCOME	1,142	1,758

Less: Net income attributable to non-controlling interest	92	214
Net Income Attributable to Trio-Tech International Common Shareholders	$1,050	$1,544

Amounts Attributable to Trio-Tech International Common Shareholders:
Income from continuing operations, net of tax	1,054	1,545
Loss from discontinued operations, net of tax	(4)	(1)
Net Income Attributable to Trio-Tech International Common Shareholders	$1,050	$1,544

Basic Earnings per Share:
Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.25	$0.38
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.25	$0.38

Diluted Earnings per Share:
Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.24	$0.37
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.24	$0.37

Weighted average number of common shares outstanding
Basic	4,160	4,082
Dilutive effect of stock options	139	83
Number of shares used to compute earnings per share diluted	4,299	4,165

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	For the Year Ended June 30,
	2024	2023
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$1,142	$1,758
Foreign currency translation, net of tax	(106)	(616)
Comprehensive Income	1,036	1,142
Less: Comprehensive income attributable to non-controlling interest	84	37
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$952	$1,105

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

	Common Stock		Paid-in	Accumulated Retained	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2022	4,072	12,750	4,708	9,219	1,197	128	28,002

Stock option expense	-	-	358	-	-	-	358
Net income	-	-	-	1,544	-	214	1,758
Exercise of stock option	25	69	-	-	-	-	69
Translation adjustment	-	-	-	-	(439)	(177)	(616)
Balance at June 30, 2023	4,097	12,819	5,066	10,763	758	165	29,571

Stock option expense	-	-	465	-	-	-	465
Net income	-	-	-	1,050	-	92	1,142
Exercise of stock option	153	506	-	-	-	-	506
Translation adjustment	-	-	-	-	(98)	(8)	(106)
Balance at June 30, 2024	4,250	13,325	5,531	11,813	660	249	31,578

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	For the Year Ended June 30,
	2024	2023
Cash Flow from Operating Activities
Net income	$1,142	$1,758
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	4,234	5,088
Loss on sale and write-off of property, plant and equipment	46	7
Stock compensation	465	358
Addition of provision for obsolete inventories	65	61
Reversal of obsolete inventories	(21)	(40)
Payment of interest portion of finance lease	(6)	(10)
Bad debt recovery, net of allowance charged	(5)	(11)
Accrued interest income, net accrued interest expense	(72)	(12)
(Addition) / Reversal of income tax provision	(7)	93
Assurance warranty recovery, net	-	5
Deferred tax (benefit) / expenses	(22)	106
Repayment of operating lease	(1,415)	(1,300)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(838)	1,812
Other receivables	398	59
Other assets	(51)	(10)
Inventories	(1,046)	230
Prepaid expenses and other current assets	159	511
Accounts payable and accrued expenses	798	(1,098)
Contract liabilities	(523)	287
Income taxes payable	(176)	(350)
Other non-current liabilities	(567)	566
Net Cash Provided by Operating Activities	$2,558	$8,110

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits	4,796	5,140
Investment in unrestricted term deposits	(4,627)	(6,794)
Proceeds from disposal of assets for sale	200	-
Proceeds from disposal of property, plant and equipment	60	78
Additions to property, plant and equipment	(542)	(4,498)
Net Cash Used in Investing Activities	(113)	(6,074)

Cash Flow from Financing Activities
Payment on lines of credit	(961)	(1,502)
Payment of bank loans	(475)	(480)
Payment of principal portion of finance leases	(112)	(120)
Proceeds from exercising stock options	506	69
Proceeds from lines of credit	952	580
Proceeds from bank loans	-	210
Net Cash Used in Financing Activities	(90)	(1,243)

Effect of Changes in Exchange Rate	163	(131)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,518	662
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,038	9,376
Cash, Cash Equivalents, and Restricted Cash at End of Period	$12,556	$10,038

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$75	$104
Income taxes	$425	$558

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	10,035	7,583
Restricted Term-Deposits in Current Assets	750	739
Restricted Term-Deposits in Non-Current Assets	1,771	1,716
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$12,556	$10,038

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $750 as of June 30, 2024 are classified as current assets as they relate to short-term trade financing. Restricted deposits of $1,771 as of June 30, 2024 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. During the year ended June 30, 2024, TTI conducted business in four business segments: Manufacturing, Testing, Distribution and Real Estate. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Cayman Islands
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.*	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd.	55%	Selangor, Malaysia
(100% owned by Trio-Tech Malaysia Sdn. Bhd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (95% owned by SHI International Pte. Ltd.)	52%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
Trio-Tech (Jiangsu) Co., Ltd. (51% owned by Trio-Tech (SIP) Co., Ltd.)	51%	Suzhou, China

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

All dollar amounts in the consolidated financial statements and in the notes herein are presented in thousands of United States dollars (US’000) unless otherwise designated.

Liquidity – The Company earned net income attributable to common shareholders of $1,050 during the year ended June 30, 2024 (“Fiscal 2024”) and net income attributable to common shareholders of $1,544 during the year ended June 30, 2023 (“Fiscal 2023”), respectively.

The Company’s core businesses, testing services, manufacturing and distribution, operate in a volatile industry, where average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which can impact liquidity.

Foreign Currency Translation and Transactions – The U.S. dollar is the functional currency of the U.S. parent company. The Singapore dollar (“SGD”), the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. The Company also has business entities in Malaysia, Thailand, China and Indonesia of which the Malaysian ringgit (“RM”), Thai baht, Chinese renminbi (“RMB”) and Indonesian rupiah, are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expense during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for credit losses on account receivables, reserve for obsolete inventory, impairments, provision of income tax, stock options and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Revenue Recognition – The Company follows ASU No. 2014-09, ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

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

The Company enters into repair and maintenance service contracts for a fee over a specified duration. These contracts typically involve the provision of ongoing services, such as routine maintenance, repairs, and support. Revenue from these contracts is recognized over time, as the customer simultaneously receives and consumes the benefits of the services as they are provided. The continuous nature of these services means that the customer benefits from the Company's performance throughout the contract period. Accordingly, the Company uses a time-based measure of progress to recognize revenue evenly over the duration of the contract, reflecting the ongoing transfer of control of the services to the customer. This method accurately reflects the pattern of service delivery and the customer's receipt of benefits from the Company's performance.

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

GST / Indirect Taxes – The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenue or expense.

Trade Account Receivables and Allowance for Credit Losses – During the normal course of business, the Company extends unsecured credit to its customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. The Company generally does not require collateral from our customers.

The Company accounts for allowance for credit losses under the current expected credit loss (“CECL”) impairment model for its financial assets, including accounts receivable, and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with its customers, and macro-economic conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.

Assurance Warranty Costs – The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded in its Manufacturing segment. The Company estimates warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Term Deposits – Term deposits consist of bank balances and interest-bearing deposits with maturities more than three months.

Restricted Term Deposits – The Company held certain term deposits in Singapore and Malaysia operations which were considered restricted, as they were held as security against certain facilities granted by the financial institutions.

Inventories – Inventories in the Company’s Manufacturing and Distribution segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost and net realizable value, using the first-in, first-out (“FIFO”) method. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid fluctuations in demand. Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

Property, Plant and Equipment and Investment Properties – Property, plant and equipment and investment properties are stated at cost, less accumulated depreciation and amortization. Depreciation is provided for over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is provided for over the lease terms or the estimated useful lives of the assets, whichever is shorter, using the straight-line method.

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

Leases – The Company applies the guidance in ASC Topic 842, Lease Accounting (“ASC Topic 842”) to its individual leases of assets. When the Company receives substantially all the economic benefits from and directs the use of specified property, plant and equipment, the transactions give rise to leases. The Company’s classes of assets include real estate leases. The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date.

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

Comprehensive Income or Loss – ASC Topic 220, Reporting Comprehensive Income, (“ASC Topic 220”), establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of general-purpose consolidated financial statements. The Company has chosen to report comprehensive income or loss in the statements of operations. Comprehensive income or loss is comprised of net income or loss and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

Income Taxes – The Company accounts for income taxes using the liability method in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”). ASC Topic 740 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date.

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

Retained Earnings – It is the intention of the Company to re-invest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable as of the date of this Annual Report. The amount of earnings retained in subsidiaries was $22,528 and $21,001 as of June 30, 2024 and 2023, respectively.

Research and Development Costs – The Company incurred research and development costs of $392 and $397 during Fiscal 2024 and 2023, respectively, which were charged to operating expense as incurred.

Stock-based Compensation – The Company calculates compensation expense related to stock option awards made to employees and directors based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of our stock option awards using the Black-Scholes option pricing model and for awards without performance condition the related stock-based compensation is recognized over the period in which a participant is required to provide service in exchange for the stock-based award, which is generally four years. The Company recognizes stock-based compensation expense in the consolidated statements of shareholders' equity based on awards ultimately expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Determining the fair value of stock-based awards at the grant date requires significant judgment. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by our estimated common stock fair value as well as other subjective assumptions including the expected term of the awards, the expected volatility over the expected term of the awards, expected dividend yield and risk-free interest rates. The assumptions used in our option-pricing model represent management’s best estimates and are as follows:

●

Fair Value of Common Stock. We determined the fair value of each share of underlying common stock based on the mean of the high and the low prices of Shares sold on an established securities market on the date the option is granted.

●	Expected Term. The expected term of employee stock options reflects the period for which we believe the option will remain outstanding based on historical experience and future expectations.

●	Expected Volatility. We base expected volatility on our historical information over a similar expected term.

Earnings per Share – Computation of basic earnings per share is conducted by dividing net income available to common shares (numerator) by the weighted average number of common shares outstanding (denominator) during a reporting period. Computation of diluted earnings per share gives effect to all dilutive potential common shares outstanding during a reporting period. In computing diluted earnings per share, the average market price of common shares for a reporting period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

Fair Values of Financial Instruments – Carrying values of trade account receivables, accounts payable, accrued expense, and term deposits approximate their fair value due to their short-term maturities. Carrying values of the Company’s lines of credit and long-term debt are considered to approximate their fair value because the interest rates associated with the lines of credit and long-term debt are adjustable in accordance with market situations when the Company tries to borrow funds with similar terms and remaining maturities. See Note 16 for detailed discussion of the fair value measurement of financial instruments.

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The financial assets and financial liabilities that require recognition under the guidance include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

●

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we can access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include U.S. treasuries, most money market funds, marketable equity securities and our employee deferred compensation plan;

●

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets and liabilities utilizing Level 2 inputs include foreign currency forward exchange contracts, most commercial paper and corporate notes and bonds; and

●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Concentration of Credit Risk – Financial instruments that subject the Company to credit risk compose trade account receivables. The Company performs ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral. The Company believes that its credit policies do not result in significant adverse risk and historically it has not experienced significant credit related losses.

Investments – The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. A standard became effective and changed the method by which the primary beneficiary of a VIE is determined. Through a primarily qualitative approach, the variable interest holder who has the power to direct the VIE’s most significant activities is determined to be the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

Loan Receivables from Property Development Projects – The loan receivables from property development projects are classified as current assets, carried at face value, and are individually evaluated for impairment. The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known loan accounts. All loans or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

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

Contingent Liabilities – Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 ASC Topic 326: Financial Instruments – Credit Losses (“ASC Topic 326”) for the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASC Topic 326 is effective for the Company for annual periods beginning after December 15, 2022. The Company adopted this guidance in the first quarter in fiscal 2024 under the modified retrospective basis. The adoption of this guidance did not have a significant impact on the Company's consolidated condensed financial statements.

In March 2022, FASB issued ASU 2022-02 ASC Topic 326: Financial Instruments – Credit Losses (“ASC Topic 326”): Troubled Debt Restructurings (“TDR") and Vintage Disclosures, which require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. ASU No. 2022-02 is effective for entities that have adopted ASU No. 2016-13 for fiscal year ending June 30, 2024. The Company has completed its assessment and concluded that this update has no significant impact to the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expense. This standard update is effective for the Company for annual periods beginning in the fiscal year ending June 30, 2025 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. Early adoption is permitted on a retrospective basis. The Company is currently evaluating the impact of this ASU on segment disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expense. This standard update is effective for the Company beginning in the fiscal year ending June 30, 2026. Early adoption is permitted on a prospective basis. The Company is currently evaluating the impact of this ASU on annual income tax disclosures.

Other new pronouncements issued but not yet effective until after June 30, 2024 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  TERM DEPOSITS

	For the Year Ended June 30,
	2024	2023

Short-term deposits	$6,540	$6,901
Currency translation effect on short-term deposits	(43)	(274)
Total short-term deposits	6,497	6,627
Restricted term deposits - Current	750	755
Currency translation effect on restricted term deposits	-	(16)
Total restricted term deposits - Current	750	739
Restricted term deposits - Non-current	1,773	1,763
Currency translation effect on restricted term deposits	(2)	(47)
Total restricted term deposits - Non-current	1,771	1,716
Total term deposits	$9,018	$9,082

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $750 as of June 30, 2024 are classified as current assets as they relate to short-term trade financing. Restricted deposits of $1,771 as of June 30, 2024 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.  TRADE ACCOUNT RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

The allowance for credit losses represent management’s expected credit losses in our trade receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the trade receivables, but that have not been specifically identified. Based on the information available to us, management believed the allowance for credit losses as of June 30, 2024 and June 30, 2023 was adequate.

The following table represents the changes in the allowance for credit losses:

	For the Year Ended June 30,
	2024	2023

Beginning	$217	$243
Additions charged to expenses	12	9
Recovered	(17)	(20)
Currency translation effect	(3)	(15)
Ending	$209	$217

5.  LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of June 30, 2024.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	275
Less: allowance for expected credit losses		(2,000)	(275)
Net loan receivables from property development projects		-	-

Long-term loan receivables
Jun Zhou Zhi Ye	Oct 31, 2016	5,000	689
Less: transfer – down-payment for purchase of investment property		(5,000)	(689)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to RMB 2,000, or approximately $275 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, an allowance for expected credit losses of $275 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for Fiscal 2024. TTCQ is in the legal process of recovering the outstanding amount of approximately $275.

The loan amounting to RMB 5,000, or approximately $689, arose due to TTCQ entering into a Memorandum Agreement with JiaSheng Property Development Co. Ltd. to invest in their property development projects (Project B-48 Phase 2) located in Chongqing City, China in Fiscal 2011. The amount was unsecured and repayable at the end of the term. During the fiscal year ended June 30, 2015, the loan receivable was transferred to down payment for purchase of investment property that is being developed in the Singapore Themed Resort Project (See Note 10).

6.  INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2024	2023

Raw materials	$1,668	$1,389
Work in progress	1,048	1,132
Finished goods	1,129	178
Less: provision for obsolete inventories	(679)	(648)
Currency translation effect	(4)	100
	$3,162	$2,151

The following table represents the changes in provision for obsolete inventories:

	For the Year Ended June 30,
	2024	2023

Beginning	$648	$674
Additions charged to expenses	65	61
Usage – disposition	(21)	(40)
Currency translation effect	(13)	(47)
Ending	$679	$648

7.  ASSETS HELD FOR SALE

During the fourth quarter of Fiscal 2023, the China operations had equipment held for sale which had a net book value of RMB 1,985, or approximately $274. As of first quarter of Fiscal 2024, these assets have been sold.

8.  INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of June 30, 2024. The exchange rate is based on the market rate as of June 30, 2024.

	Investment Date /	Investment	Investment
	Reclassification Date	Amount (RMB)	Amount (USD)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	Jul 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(201)
Gross investment in rental property		9,649	1,328

Accumulated depreciation on rental property	Jun 30, 2024	(8,487)	(1,188)
Reclassified as “Assets held for sale”- MaoYe Property	Jul 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(6,694)	(921)
Net investment in property – China		2,955	407

The following table presents the Company’s investment in properties in China as of June 30, 2023. The exchange rate is based on the market rate as of June 30, 2023.

	Investment Date /	Investment	Investment
	Reclassification Date	Amount (RMB)	Amount (U.S. Dollars)

Purchase of rental property – Property I – MaoYe Property	Jan 04, 2008	5,554	894
Currency translation		-	(87)
Reclassification as “Assets held for sale”	Jul 01, 2018	(5,554)	(807)
Reclassification from “Assets held for sale”	Mar 31, 2019	2,024	301
		2,024	301
Purchase of rental property – Property II - JiangHuai	Jan 06, 2010	3,600	580
Purchase of rental property – Property III - FuLi	Apr 08, 2010	4,025	648
Currency translation		-	(199)
Gross investment in rental property		9,649	1,330

Accumulated depreciation on rental property	Jun 30, 2023	(7,884)	(1,123)
Reclassified as “Assets held for sale”- MaoYe Property	Jul 01, 2018	2,822	410
Reclassification from “Assets held for sale”- MaoYe Property	Mar 31, 2019	(1,029)	(143)
		(6,091)	(856)
Net investment in property – China		3,558	474

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

Property purchased from MaoYe generated a rental income of $25 and $14 for Fiscal 2024 and 2023, respectively.

Depreciation expense for MaoYe was $14 and $15 for Fiscal 2024 and 2023, respectively.

Rental Property II - JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China, from JiangHuai for RMB 3,600, or approximately $580. The title deeds for these properties had not been received by TTCQ since the entire project had not been completed by JiangHuai. JiangHuai is currently in liquidation and the local court had appointed a Management Company to manage the liquidation process and address claims from stakeholders. To expedite the resolution, TTCQ agreed to settle the claims through an asset exchange. The court directed the Management Company to engage a third-party valuer to assess the assets involved. Based on the valuation, the court determined that TTCQ would receive title deeds for 5 shop units having a total area of 547.67 m² in exchange of the claim made for the 8 units without title deeds. Subsequent to June 30, 2024, the court concluded that the value of these 5 shop units was equivalent to the original purchase price of 8 shop units of RMB 3,600 and issued a court order to process title deeds for the 5 units in the name of TTCQ. The carrying value of the JiangHuai asset group as at June 30, 2024 is RMB 990. Applying the guidance in ASC Topic 845, Nonmonetary transactions, this transaction lacks commercial substance and hence, the JiangHuai asset group will continue to be accounted based on the carrying value of the exchanged investment properties.

Property purchased from JiangHuai did not generate any rental income for Fiscal 2024 and 2023.

Depreciation expense for JiangHuai was $25 and $26 for Fiscal 2024 and 2023, respectively.

Rental Property III – FuLi

In Fiscal 2010, TTCQ entered into a Memorandum Agreement with Chongqing FuLi Real Estate Development Co. Ltd. (“FuLi”) to purchase two commercial properties totaling 311.99 square meters located in Jiang Bei District Chongqing. The total purchase price committed and paid was RMB 4,025, or approximately $648. The development was completed, the property was transferred to TTCQ in April 2013 and the title deed was received during the third quarter of Fiscal 2014. TTCQ is actively searching for tenants to occupy the commercial properties, which are vacant as of the date of this Report.

Properties purchased from FuLi generated a rental income of $1 and $10 for Fiscal 2024 and 2023, respectively.

Depreciation expense for FuLi was $28 and $30 for Fiscal 2024 and 2023, respectively.

Summary

Total rental income for all investment properties in China was $26 and $24 for Fiscal 2024 and 2023, respectively.

Depreciation expense for all investment properties in China was $67 and $71 for Fiscal 2024 and 2023, respectively.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful			For the Year Ended June 30,
	Life in Years			2024	2023
Building and improvements	3	-	20	$5,185	$5,243
Leasehold improvements	1	-	27	9,629	9,623
Machinery and equipment	3	-	7	25,090	28,001
Furniture and fixtures	3	-	5	1,252	1,308
Equipment under finance leases	3	-	5	1,545	1,525
Property, plant and equipment, gross				$42,701	$45,700
Less: accumulated depreciation				(32,561)	(33,110)
Less: accumulated amortization on equipment under finance leases				(1,341)	(1,402)
Total accumulated depreciation				$(33,902)	$(34,512)
Property, plant and equipment before currency translation effect, net				$8,799	$11,188
Currency translation effect				(2,862)	(2,844)
Property, plant and equipment, net				$5,937	$8,344

Depreciation and amortization expense for property, plant and equipment during Fiscal 2024 and 2023 was $2,898 and $3,727, respectively. Addition is inclusive of additions made from finance lease amount.

10.  OTHER ASSETS

Other assets consisted of the following:

	For the Year Ended June 30,
	2024	2023

Deposits for rental and utilities and others	234	117
Currency translation effect	(2)	(1)
Total	$232	$116

*Down payment for purchase of investment properties included:

	June 30, 2024
	RMB	U.S. Dollars
Original Investment (10% of Junzhou equity)	$10,000	$1,606
Less: Management Fee	(5,000)	(803)
Net Investment	5,000	803
Less: Share of Loss on Joint Venture	(137)	(22)
Net Investment as Down Payment (Note *a)	4,863	781
Loans Receivable	5,000	689
Interest Receivable	1,250	172
Less: Impairment of Interest	(906)	(125)
Transferred to Down Payment (Note *b)	5,344	736
* Down Payment for Purchase of Investment Properties	10,207	1,517
Add: Effect of foreign currency exchange	-	63
Less: Provision of Impairment loss on other assets	(10,207)	(1,580)
* Down Payment for Purchase of Investment Properties	$-	$-

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

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$3,907	$3,626
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,843	$1,818
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$318	$318

As of June 30, 2023, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$3,907	$3,701
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25% to +1.3%	$1,843	$1,559
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$319	$319

12.  ACCRUED EXPENSE

Accrued expense consisted of the following:

	June 30,	June 30,
	2024	2023

Payroll and related costs	$1,809	$1,880
Commissions	164	158
Legal and audit	328	280
Sales tax	34	140
Utilities	231	236
Warranty	27	24
Accrued purchase of materials and property, plant and equipment	553	1,214
Provision for reinstatement	380	380
Other accrued expense	86	50
Currency translation effect	22	(69)
Total	$3,634	$4,293

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

	For the Year Ended June 30,
	2024	2023

Beginning	$24	$16
Additions charged to cost and expense	21	32
Utilization	(20)	(25)
Currency translation effect	2	1
Ending	$27	$24

14.  BANK LOANS PAYABLE

	June 30,	June 30,
	2024	2023

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% and 4.60% at June 30, 2024 and 2023) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,149 and $2,208, as of June 30, 2024 and 2023, respectively.	$596	$957
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	44	84
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	124	169
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	110	142
Total bank loans payable	$874	$1,352

Current portion of bank loans payable	235	503
Currency translation effect on current portion of bank loans	26	(28)
Current portion of bank loans payable	261	475
Long-term portion of bank loans payable	591	933
Currency translation effect on long-term portion of bank loans	22	(56)
Long-term portion of bank loans payable	$613	877

Future minimum payments (excluding interest) as of June 30, 2024, were as follows:

2025	260
2026	230
2027	212
2028	172
Total obligations and commitments	$874

Future minimum payments (excluding interest) as of June 30, 2023, were as follows:

2024	$475
2025	262
2026	231
2027	212
Thereafter	172
Total obligations and commitments	$1,352

15.  COMMITMENTS AND CONTINGENCIES

The Company has capital commitments for capital expenditure amounting to $65 as at June, 2024, as compared to capital commitment of $Nil as at June 30, 2023.

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

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the year ended June 30, 2024, or for the same period in the prior year.

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

17.  CONCENTRATION OF CUSTOMERS

During the years ended June 30, 2024 and 2023, the Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Year Ended June 30,
	2024	2023
Revenue
- Customer A	20.6%	33.7%
- Customer B	16.0%	11.3%
- Customer C	12.9%	13.9%
Trade Account Receivables
- Customer A	20.8%	30.8%
- Customer B	18.7%	15.7%
- Customer C	17.5%	23.6%

18.  BUSINESS SEGMENTS

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

All intersegment sales were sales from the Manufacturing segment to the Testing and Distribution segment. Total intersegment sales were $366 in the year ended June 30, 2024 and $517 in the year ended June 30, 2023. Corporate assets consisted primarily of cash and prepaid expense. Corporate expense consisted primarily of stock option expense, salaries, insurance, professional expenses and directors' fees.

Corporate expenses are allocated to the four segments on a combination of factors involving revenue, manpower costs and fixed assets investments. The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation.

			Operating
	Year Ended		Income /	Total	Depr. And	Capital
	Jun. 30,	Revenue	(Loss)	Assets	Amort.	Expenditures
Manufacturing	2024	$16,057	$616	$17,978	$393	$58
	2023	$13,827	$(58)	$13,864	$481	$143

Testing Services	2024	17,933	$(322)	$20,193	$3,849	$235
	2023	23,130	1,648	24,559	4,532	4,329

Distribution	2024	8,297	$1,129	$1,609	$-	$38
	2023	6,270	816	1,275	-	-

Real Estate	2024	25	$(100)	$2,377	$72	$-
	2023	23	(98)	1,988	75	-

Corporate & Unallocated	2024	-	$(230)	$383	$27	$211
	2023	-	(80)	500	-	26

Total Company	2024	$42,312	$1,093	$42,540	$4,341	$542
	2023	$43,250	$2,228	$42,186	$5,088	$4,498

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

Subsequent to June 30, 2024, management is in the process of changing the structure of its internal organization. The information regularly reviewed by the Chief Operating Decision Maker (CODM) is being changed to align with the strategic objectives of the Company. This could result in changes to reporting segments in subsequent periods.

19.  OTHER INCOME

Other income consisted of the following:

	For the Year Ended June 30,
	2024	2023
Interest income	$370	$174
Other rental income	127	115
Exchange loss	(74)	(269)
Other miscellaneous income	77	86
Total	$500	$106

20.  GOVERNMENT GRANTS

	For the Year Ended June 30,
	2024	2023
Government grants	$113	$153

During Fiscal 2024, the Company received government grants amounting to $113, $23 of which was an incentive from the Singapore government for local resident recruitment, $33 related to capital expenditure subsidy received from the China government and $57 from the U.S. government related to Employee Retention Credit.

During Fiscal 2023, the Company received government grants amounting to $153, with $107 from the Singapore government.

21.  INCOME TAXES

(Loss) / Income before provision for income taxes consists of the following:

	For the Year Ended June 30,
	2024	2023
United States	(539)	(550)
International	2,168	2,932
Total	$1,629	$2,382

The components of the provision for income taxes are as follows:

	For the Year Ended June 30,
	2024	2023
Current:
Federal	$76	$104
State	2	2
Foreign	442	410
	$520	$516
Deferred:
Foreign	(34)	106
Total	$486	$622

A reconciliation of income tax benefit compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	For the Year Ended June 30,
	2024	2023
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	0.75	(1.19)
Permanent items and credits	11.04	16.08
Foreign rate differential	(4.23)	(0.44)
Other	0.34	0.09
Changes in valuation allowance	0.93	(9.43)
Effective rate	29.83%	26.11%

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

Due to the enactment of Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the year ended June 30, 2024.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at June 30, 2024.

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

Temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

	For the Year Ended June 30,
	2024	2023
Deferred tax assets:
Net operating losses and credits	$599	$704
Inventory valuation	75	68
Right-of-use assets	56	61
Accrued vacation	12	11
Accrued expense	142	172
Fixed asset basis	11	9
Investment	77	71
General business credit	14	22
Other	13	-
Total deferred tax assets	$999	$1,118

Deferred tax liabilities:
Depreciation	$(238)	$(342)
Right-of-use assets	(56)	(61)
Other	(1)	(8)
Total deferred tax liabilities	$(295)	$(411)

Subtotal	704	707
Valuation allowance	(580)	(617)
Net deferred tax assets	$124	$90

Presented as follows in the balance sheets:
Deferred tax assets	$124	$100
Deferred tax liabilities	-	(10)
Net deferred tax assets	$124	$90

The valuation allowance decreased by $37 in Fiscal 2024 and decreased by $225 in Fiscal 2023.

At June 30, 2024, the Company had no federal net operating loss carry-forward and state net operating loss carry-forward of $2,219, which expire through 2034. These carryovers may be subject to limitations under I.R.C. Section 382. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against deferred tax assets recorded in the US and various foreign jurisdictions.

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

The following table is the reconciliation of contract balances.

	June 30,	June 30,
	2024	2023

Trade Accounts Receivable	10,661	9,804
Accounts Payable	3,175	1,660
Contract Liabilities	754	1,275

Remaining Performance Obligation

The Company had $47 and $55 remaining performance obligations, which represents our obligation to deliver products and services as of June 30, 2024 and 2023, respectively. Given the profile of contract terms, this amount is expected to be recognized as revenue over the next two years.

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

Options to purchase 701,750 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of June 30, 2024. 140,500 stock options were excluded in the computation of diluted EPS for Fiscal 2023 because they were anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2024	2023

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$1,054	$1,545
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(4)	(1)
Net income attributable to Trio-Tech International Common Shareholders	$1,050	$1,544

Weighted average number of common shares outstanding - basic	4,160	4,082
Dilutive effect of stock options	139	83
Number of shares used to compute earnings per share - diluted	4,299	4,165

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.25	$0.38
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic earnings per share from net income attributable to Trio-Tech International	$0.25	$0.38

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.24	$0.37
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted earnings per share from net income attributable to Trio-Tech International	$0.24	$0.37

24.  STOCK OPTIONS

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●

An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	A risk-free interest rate varying from 0.20% to 4.59% (2023: 0.11% to 4.17%);
●	No expected dividend payments and;
●	Expected volatility of 47.3% to 72.2% (2023: 47.3% to 73.85%).

The expected volatilities are based on the historical volatility of the Company’s Common Stock. Due to higher volatility, the observation was made on a daily basis for the 12 months ended June 30, 2024 and 2023 respectively. The observation period covered is consistent with the expected life of the options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies whose historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, to use a simplified approach for estimating the expected life of a “plain vanilla” option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the year ended June 30, 2024, the Company granted options to purchase 122,500 shares of its Common Stock to employees pursuant to the 2017 Employee Plan, with a weighted average grant-date fair value of $4.94.

During the year ended June 30, 2023, the Company granted options to purchase 65,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan, with a weighted average grant-date fair value of $4.84.

There were 64,625 stock options exercised under the 2017 Employee Plan during the year ended June 30, 2024. The Company recognized stock-based compensation expense of $246 in the year ended June 30, 2024 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $196 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of 3 years. The weighted average remaining contractual term for non-vested options outstanding under the 2017 Employee Plan was 2.01 years.

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

As of June 30, 2024, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 136,250 shares of Common Stock, with a weighted average exercise price was $5.57, and weighted average contractual term of 2.87 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan as of June 30, 2024, was $759.

As of June 30, 2023, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 134,625 shares of Common Stock, with a weighted average exercise price was $4.49, and weighted average contractual term of 2.57 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan as of June 30, 2023, was $605.

A summary of option activities under the 2017 Employee Plan during the years ended June 30, 2024 and 2023, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 1, 2022	236,375	5.21	2.61	87
Granted	65,000	4.84	-	-
Exercised	(5,000)	3.75	-	-
Forfeited or expired	(80,000)	-	-	-
Outstanding at June 30, 2023	216,375	4.89	2.92	140
Granted	122,500	4.94	-	-
Exercised	(64,625)	3.14	-	-
Forfeited or expired	(3,500)	-	-	-
Outstanding at June 30, 2024	270,750	5.35	3.43	268
Exercisable at June 30, 2024	136,250	5.57	2.87	121

A summary of the status of the Company’s non-vested employee stock options during the years ended June 30, 2024 and 2023, is presented below:

		Weighted Average
	Options	Grant-Date Fair Value
Non-vested at July 1, 2022	75,875	$5.98
Granted	65,000	4.77
Vested	(49,125)	-
Forfeited	(10,000)	-
Non-vested at June 30, 2023	81,750	$5.53
Granted	122,500	6.26
Vested	(69,750)	-
Forfeited	-	-
Non-vested at June 30, 2024	134,500	$5.12

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

During the year ended June 30, 2024, the Company granted options to purchase 100,000 shares of its Common Stock to directors pursuant to the 2017 Directors Plan, with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant, and a fair value of approximately $220, based on the fair value of $2.20 per share determined by the Black-Scholes option pricing model.

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

As all stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2024 and June 30, 2023.

There were 89,000 stock options exercised under the 2017 Directors Plan during the year ended June 30, 2024. The Company recognized stock-based compensation expense of $220 in the year ended June 30, 2024 under the 2017 Directors Plan.

There were 20,000 stock options exercised under the 2017 Directors Plan during the year ended June 30, 2023. The Company recognized stock-based compensation expense of $213 in the year ended June 30, 2023 under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the years ended June 30, 2024 and 2023, is presented as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2022	420,000	$5.10	2.85	$228
Granted	100,000	4.51	-	-
Exercised	20,000	2.53	-	-
Forfeited or expired	(80,000)	5.98	-	-
Outstanding at June 30, 2023	420,000	$4.91	2.91	$309
Granted	100,000	5.01	-	-
Exercised	(89,000)	3.40	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2024	431,000	$5.24	2.88	$531
Exercisable at June 30, 2024	431,000	5.24	2.88	531

25.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases were $68 and $71 for the years ended June 30, 2024 and 2023, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2025 to the fiscal year ended June 30, 2027 (“Fiscal 2027”) on non-cancellable operating leases, and is contractually due as of June 30, 2024, as follows:

2025	$131
2026	44
2027	16
$191

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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of 4 units of chiller systems are as follows:

Components of Lease Balances	For the Year Ended June 30,
	2024	2023
Assets
Gross financial sales receivable	$-	$17
Unearned finance income	-	(1)
Financed sales receivable	$-	$16

Net financed sales receivables due within one year	$-	$16
Net financed sales receivables due after one year	$-	$-

As of June 30, 2024, the Company’s financed sale receivables has been fully collected.

As of June 30, 2023, the Company’s financed sale receivables had a weighted average effective interest rate of 11.16% and weighted average remaining lease term of 0.75 years.

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

Components of Lease Balances	June 30,	June 30,
	2024	2023
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,649	$1,734
Accumulated depreciation	(1,091)	(1,075)
Plant and Equipment, Net	$558	$659

Current portion of finance leases	$57	$107
Net of current portion of finance leases	34	42
Total Finance Lease Liabilities	$91	$149

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets, Net	$1,887	$2,609

Current portion of operating leases	1,162	1,098
Net of current portion of operating leases	725	1,511
Total Operating Lease Liabilities	$1,887	$2,609

	For the Year Ended June 30,
	2024	2023
Lease Cost
Finance lease cost:
Interest on finance lease	$7	$2
Amortization of right-of-use assets	85	43
Total finance lease cost	92	45
Operating Lease Costs	$1,548	$1,518

Other information related to leases was as follows (in thousands except lease term and discount rate):

	For the Year Ended June 30,
	2024	2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(6)	$(10)
Operating cash flows from operating leases	(1,415)	(1,300)
Finance cash flows from finance leases	(112)	(120)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	732	1,297

Weighted-Average Remaining Lease Term:
Finance leases	1.46	1.59
Operating leases	1.58	2.42
Weighted-Average Discount Rate:
Finance leases	2.47%	3.22%
Operating leases	5.60%	5.68%

As of June 30, 2024, the maturities of the Company's operating and finance lease liabilities were as follow:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2025	1,234	61
2026	658	34
2027	86	-
Thereafter	-	-
Total future minimum lease payments	$1,978	$95
Less: amount representing interest	(91)	(4)
Present value of net minimum lease payments	$1,887	$91

Presentation on statement of financial position
Current	1,162	57
Non-Current	725	34

As of June 30, 2023, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Fiscal Year
2024	1,321	112
2025	846	33
2026	570	12
Thereafter	64	-
Total future minimum lease payments	$2,801	$157
Less: amount representing interest	(192)	(8)
Present value of net minimum lease payments	$2,609	$149

Presentation on statement of financial position
Current	1,098	107
Non-Current	1,511	42

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
	2024	2023
Non-controlling interest
Beginning balance	$165	$128
Net income	92	214
Translation adjustment	(8)	(177)
Ending balance	$249	$165

27.  COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.