Form 10-Q
period 2024-09-30
TRIO-TECH INTERNATIONAL
filed 2024-11-12
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 1, 2024, there were 4,250,305 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited), and June 30, 2024	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Three Months Ended September 30, 2024 (Unaudited), and September 30, 2023 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2024 (Unaudited), and September 30, 2023 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2024 (Unaudited), and September 30, 2023 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35

Part II.	Other Information

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

Signatures		37

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	June 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,948	$10,035
Short-term deposits	6,509	6,497
Trade accounts receivable, less allowance for expected credit losses of $215 and $209, respectively	12,094	10,661
Other receivables	655	541
Inventories, less provision for obsolete inventories of $734 and $679, respectively	2,872	3,162
Prepaid expense and other current assets	593	536
Restricted term deposits	804	750
Total current assets	32,475	32,182
NON-CURRENT ASSETS:
Deferred tax assets	139	124
Investment properties, net	404	407
Property, plant and equipment, net	6,273	5,937
Operating lease right-of-use assets	1,626	1,887
Other assets	125	232
Restricted term deposits	1,898	1,771
Total non-current assets	10,465	10,358
TOTAL ASSETS	$42,940	$42,540

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$2,375	$3,175
Accrued expense	3,260	3,634
Contract liabilities	827	754
Income taxes payable	244	379
Current portion of bank loans payable	289	261
Current portion of finance leases	49	57
Current portion of operating leases	1,095	1,162
Total current liabilities	8,139	9,422
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	634	613
Finance leases, net of current portion	24	34
Operating leases, net of current portion	531	725
Income taxes payable, net of current portion	142	141
Other non-current liabilities	30	27
Total non-current liabilities	1,361	1,540
TOTAL LIABILITIES	$9,500	$10,962

EQUITY
SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,250,305 shares issued outstanding as at September 30, 2024 and June 30, 2024, respectively	$13,325	$13,325
Paid-in capital	5,602	5,531
Accumulated retained earnings	11,577	11,813
Accumulated other comprehensive income-translation adjustments	2,548	660
Total shareholders’ equity	33,052	31,329
Non-controlling interest	388	249
TOTAL EQUITY	$33,440	$31,578
TOTAL LIABILITIES AND EQUITY	$42,940	$42,540

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	September 30,	September 30,
	2024	2023
Revenue
Semiconductor Back-end Solutions	$6,879	$7,176
Industrial Electronics	2,914	2,783
Others	6	7
	9,799	9,966

Cost of Sales	7,477	7,446

Gross Margin	2,322	2,520

Operating Expense:
General and administrative	1,964	2,158
Selling	150	187
Research and development	88	85
(Gain) / Loss on disposal of property, plant and equipment	(13)	91
Total operating expense	2,189	2,521

Income / (Loss) from Operations	133	(1)

Other (Expense) / Income
Interest expense	(13)	(24)
Other (expense) / income, net	(365)	196
Government grant	66	73
Total other (expense) / income	(312)	245

(Loss) / Income from Continuing Operations before Income Taxes	(179)	244

Income Tax Expense	(51)	(37)

(Loss) / Income from Continuing Operations before Non-controlling Interest, Net of Taxes	(230)	207

Discontinued Operations
Loss from discontinued operations, net of tax	7	-
Net (Loss) / Income	(223)	207

Less: Net income / (loss) attributable to non-controlling interest	13	(23)
Net (Loss) / Income Attributable to Common Shareholders	$(236)	$230

Amounts Attributable to Common Shareholders:
(Loss) / Income from continuing operations, net of tax	(240)	227
Income from discontinued operations, net of tax	4	3
Net (Loss) / Income Attributable to Common Shareholders	$(236)	$230

Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations	$(0.06)	$0.06
Basic earnings per share from discontinued operations	$-	$-
Basic (Loss) / Earnings per Share from Net (Loss) / Income	$(0.06)	$0.06

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations	$(0.06)	$0.05
Diluted earnings per share from discontinued operations	$-	$-
Diluted (Loss) / Earnings per Share from Net (Loss) / Income	$(0.06)	$0.05

Weighted Average Number of Common Shares Outstanding
Basic	4,250	4,096
Dilutive effect of stock options	85	184
Number of Shares Used to Compute Earnings Per Share Diluted	4,335	4,280

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2024	2023
Comprehensive Income Attributable to Common Shareholders:

Net (loss) / income	$(223)	$207
Foreign currency translation, net of tax	2,014	(183)
Comprehensive Income	1,791	24
Less: comprehensive income / (loss) attributable to non- controlling interest	139	(2)
Comprehensive Income Attributable to Common Shareholders	$1,652	$26

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Three months ended September 30, 2024

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2024	4,250	13,325	5,531	11,813	660	249	31,578
Stock option expense	-	-	71	-	-	-	71
Net (loss) / income	-	-	-	(236)	-	13	(223)
Translation adjustment	-	-	-	-	1,888	126	2,014
Balance at September 30, 2024	4,250	13,325	5,602	11,577	2,548	388	33,440

Three months ended September 30, 2023

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2023	4,097	12,819	5,066	10,763	758	165	29,571
Stock option expenses	-	-	60	-	-	-	60
Net income / (loss)	-	-	-	230	-	(23)	207
Translation adjustment	-	-	-	-	(204)	21	(183)
Balance at September 30, 2023	4,097	12,819	5,126	10,993	554	163	29,655

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	September 30,	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net (loss) / income	$(223)	$207
Adjustments to reconcile net income to net cash flow provided by operating activities
Unrealized foreign exchange loss	460	81
Depreciation and amortization	711	1,471
Gain on sales of property, plant and equipment	-	91
Addition of provision for obsolete inventories	29	7
Stock compensation	71	60
Bad debt recovery	-	(5)
Accrued interest expense, net accrued interest income	(5)	(49)
Payment of interest portion of finance lease	(1)	(2)
Warranty (expense) / recovery, net	(7)	7
Reversal of income tax provision	(1)	(1)
Deferred tax expense / (benefits)	5	(56)
Repayment of operating lease	(363)	(346)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(1,427)	(1,158)
Other receivables	(114)	(732)
Other assets	93	(47)
Inventories	409	(1,914)
Prepaid expense and other current assets	(37)	36
Accounts payable, accrued expense and contract liabilities	(1,312)	2,861
Income taxes payable	(148)	(120)
Other non-current liabilities	3	(367)
Net Cash (Used in) / Provided by Operating Activities	$(1,857)	$24

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	140	693
Additions to property, plant and equipment	(69)	(77)
Proceeds from disposal of assets held-for-sale	-	198
Proceeds from disposal of property, plant and equipment	10	-
Net Cash Provided by Investing Activities	81	814

Cash Flow from Financing Activities
Payment on lines of credit	-	(270)
Payment of bank loans	(70)	(116)
Payment of finance leases	(23)	(26)
Proceeds from lines of credit	-	556
Net Cash (Used in) / Provided by Financing Activities	(93)	144

Effect of Changes in Exchange Rate	963	(231)

Net (Decrease) / Increase in Cash, Cash Equivalents, and Restricted Cash	(906)	751
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	12,556	10,038
Cash, Cash Equivalents, and Restricted Cash at End of Period	$11,650	$10,789

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$11	$20
Income taxes	$193	$141

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	8,948	8,333
Restricted Term-Deposits in Current Assets	804	737
Restricted Term-Deposits in Non-Current Assets	1,898	1,719
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$11,650	$10,789

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $804 as at September 30, 2024 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,898 as at September 30, 2024 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company”, or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. The Company has traditionally been a provider of reliability test equipment and services to the semiconductor and other industries. The Company provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in Asia. The Company designs and manufactures an extensive range of burn-in and reliability test equipment used in the “back-end” manufacturing processes of semiconductors. The Company also designs, manufactures and distributes an extensive range of test, process and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial market. The Company also acts as a design-in reseller of a wide range of camera modules, LCD displays and touch screen panels.

In the first quarter of fiscal year ended June 30, 2025 (“Fiscal 2025”), we made changes in our business strategy in an effort to better align with our focus areas and to streamline operations. While the semiconductor industry is and will remain a major market for Trio-Tech, an important component of our strategy is to reduce our historic concentration on this industry. As a result, we have decided to organize our operating businesses based on the markets that we serve. Beginning in fiscal 2025, we report our financial performance based on our new segments, Semiconductor Back-end Solutions and Industrial Electronics.

TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Cayman Islands and China as follows:

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

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars unless otherwise stated. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended  June 30, 2024 (“Fiscal 2024”). The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2025.

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

Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2024.

Recasting of Certain Prior Period Information - In response to changes in our business strategy, during the first quarter of fiscal 2025, the Company’s chief operating decision maker, who is also our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal 2025, we report our financial performance based on our new segments described in Note 14 – Segment Information. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal 2025. This change primarily impacted Note 14 – Segment Information, with no impact on consolidated net income or cash flows.

Comparative figures - Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

2.	NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2024, the FASB has released Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses. The ASU’s purpose is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Early adoption is permitted. This standard update is effective for Company beginning in the fiscal year ending June 30, 2029.

New pronouncements issued but not yet effective until after September 30, 2024, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	TERM DEPOSITS

	Sept. 30,	June 30,
	2024	2024
	(Unaudited)

Short-term deposits	$6,121	$6,540
Currency translation effect on short-term deposits	388	(43)
Total short-term deposits	6,509	6,497
Restricted term deposits - Current	759	750
Currency translation effect on restricted term deposits	45	-
Total restricted term deposits - Current	804	750
Restricted term deposits – Non-current	1,773	1,773
Currency translation effect on restricted term deposits	125	(2)
Total restricted term deposits - Non-current	1,898	1,771
Total term deposits	$9,211	$9,018

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $804 as at September 30, 2024 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,898 as at September 30, 2024 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

The following table represents the changes in the allowance for expected credit losses:

	Sept. 30,	June 30,
	2024	2024
	(Unaudited)

Beginning	$209	$217
Additions charged to expense	-	12
Recovered	-	(17)
Currency translation effect	6	(3)
Ending	$215	$209

5.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of September 30, 2024.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	285
Less: allowance for expected credit losses		(2,000)	(285)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $285 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, an allowance for expected credit losses of $285 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the quarter ended September 30, 2024 or for Fiscal 2024. TTCQ is in the legal process of recovering the outstanding amount of approximately $285.

6.	INVENTORIES

Inventories consisted of the following:

	Sept. 30,	June 30,
	2024	2024
	(Unaudited)

Raw materials	$1,491	$1,668
Work in progress	788	1,048
Finished goods	1,152	1,129
Less: provision for obsolete inventories	(734)	(679)
Currency translation effect	175	(4)
	$2,872	$3,162

The following table represents the changes in provision for obsolete inventories:

	Sept. 30,	June 30,
	2024	2024
	(Unaudited)

Beginning	$679	$648
Additions charged to expense	29	65
Usage – disposition	-	(21)
Currency translation effect	26	(13)
Ending	$734	$679

7.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2024. The exchange rate is based on the market rate as of September 30, 2024.

	Sept. 30, 2024	June 30, 2024
	(Unaudited)

Property I – MaoYe Property
Cost	$301	$301
Less: Accumulated depreciation	(230)	(226)
Currency translation effect	(19)	(22)
	$52	53

	Sept. 30, 2024	June 30, 2024
	(Unaudited)

Property II – JiangHuai Property
Cost	$-	$580
Less: Accumulated depreciation	-	(360)
Currency translation effect	-	(83)
Carrying value of relinquished asset	$-	$137
Cost of acquired asset	137	-
Less: Accumulated depreciation of acquired asset	(6)	-
Currency translation effect	4	-
	$135	$137

	Sept. 30, 2024	June 30, 2024
	(Unaudited)

Property III – FuLi Property
Cost	$648	$648
Less: Accumulated Depreciation	(345)	(338)
Currency translation effect	(86)	(93)
	$217	$217

Rental Property I – MaoYe Property

MaoYe Property generated a rental income of $6 during the three months ended September 30, 2024, and 2023.

A lease agreement was entered into on February 1, 2023 for a period of 4 years at a monthly rate of RMB15, or approximately $2. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for MaoYe Property was $4 for the three months ended September 30, 2024, and 2023, respectively.

Rental Property II – JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China, from JiangHuai for RMB 3,600, or approximately $580. The title deeds for these properties had not been received by TTCQ since the entire project had not been completed by JiangHuai. JiangHuai is currently in liquidation and the local court had appointed a Management Company to manage the liquidation process and address claims from stakeholders. To expedite the resolution, TTCQ agreed to settle the claims through an asset exchange. The court directed the Management Company to engage a third-party valuer to assess the assets involved. Based on the valuation, the court determined that TTCQ would receive title deeds for 5 shop units having a total area of 547.67 m² in exchange of the claim made for the 8 units without title deeds. In July 2024, the court concluded that the value of these 5 shop units was equivalent to the original purchase price of 8 shop units of RMB 3,600 and issued a court order to process title deeds for the 5 units in the name of TTCQ. The carrying value of the JiangHuai asset group as at June 30, 2024 was RMB 990. Applying the guidance in ASC Topic 845, Nonmonetary transactions, this transaction lacks commercial substance and hence, the JiangHuai asset group will continue to be accounted based on the carrying value of the exchanged investment properties. The title deeds have been received as September 2024.

JiangHuai Property did not generate any rental income for the three months ended September 30, 2024 and 2023.

Depreciation expense for JiangHuai was $6 for the three months ended September 30, 2024, and 2023, respectively.

Rental Property III – FuLi

FuLi Property did not generate any rental income for the three months ended September 30, 2024, as compared to $1 for the same period in Fiscal 2024.

A lease agreement was entered into October 10, 2024 for a period of 4 years at a monthly rate of RMB9, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for FuLi was $7 for the three months ended September 30, 2024, and 2023, respectively.

Summary

Total rental income for all investment properties in China was $6 for the three months ended September 30, 2024, as compared to $7 for the three months ended 2023, respectively.

Depreciation expense for all investment properties in China was $17 for the three months ended September 30, 2024 and 2023, respectively.

8.	OTHER ASSETS

Other assets consisted of the following:

	Sept. 30,	June 30,
	2024	2024
	(Unaudited)
Deposits for rental and utilities and others	113	234
Downpayment for Purchase of Investment Properties*	1,580	1,580
Less: Provision for Impairment	(1,580)	(1,580)
Currency translation effect	12	(2)
Total	$125	$232

*Down payment for purchase of investment properties included downpayment relating to shop lots in Singapore Themed Resort Project in Chongqing, China. The shop lots are to be delivered to TTCQ upon completion of the construction. The initial targeted date of completion was in Fiscal 2017. However, progress has stalled because the developer is currently reorganizing assets and renegotiating with the creditors to complete the project.

During the fourth quarter of Fiscal 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Singapore Themed Resort Project in Chongqing, China. The Company elected to take this non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers’ weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies.

9.	LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of September 30, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,141	$3,843
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,953	$1,927
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$364	$364

As of June 30, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$3,907	$3,626
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,843	$1,818
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$318	$318

10.	ACCRUED EXPENSE

Accrued expense consisted of the following:

	Sept. 30,	June 30,
	2024	2024
	(Unaudited)

Payroll and related costs	$1,611	$1,809
Commissions	134	164
Legal and audit	227	328
Sales tax	54	34
Utilities	157	231
Warranty	21	27
Accrued purchase of materials and property, plant and equipment	388	553
Provision for reinstatement	380	380
Other accrued expense	119	86
Currency translation effect	169	22
Total	$3,260	$3,634

11.	ASSURANCE WARRANTY ACCRUAL

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

	Sept. 30,	June 30,
	2024	2024
	(Unaudited)

Beginning	$27	$24
Additions charged to cost and expense	-	21
Utilization	(7)	(20)
Currency translation effect	1	2
Ending	$21	$27

12.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Sept. 30,	June 30,
	2024	2024
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% and 4.6% at September 30, 2024 and June 30, 2024) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,151 and $2,208, as at September 30, 2024 and June 30, 2024, respectively.	$638	$596
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	40	44
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	128	124
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	117	110
Total bank loans payable	$923	$874

Current portion of bank loans payable	253	235
Currency translation effect on current portion of bank loans	36	26
Current portion of bank loans payable	289	261
Long-term portion of bank loans payable	553	591
Currency translation effect on long-term portion of bank loans	81	22
Long-term portion of bank loans payable	$634	$613

Future minimum payments (excluding interest) as at September 30, 2024, were as follows:

Remainder of Fiscal 2025	$222
2026	263
2027	242
Thereafter	196
Total obligations and commitments	$923

Future minimum payments (excluding interest) as at June 30, 2024, were as follows:

2025	$260
2026	230
2027	212
Thereafter	172
Total obligations and commitments	$874

13.	COMMITMENTS AND CONTINGENCIES

The Company has no capital commitments as at September 30, 2024, as compared to capital commitment of $65 as at June 30, 2024.

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

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a reporting entity, the operating results of which are reviewed regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and to assess performance. Our CODM is our Chief Executive Officer.

In response to changes in our business strategy in an effort to better align with our focus areas and to streamline operations, during the first quarter of Fiscal 2025, our CODM requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in Fiscal 2025, we report our financial performance based on our new segments, “Semiconductor Back-end Solutions” (“SBS”) and “Industrial Electronics” (“IE”), and analyze gross profit and operating income as the measure of segment profitability. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during Fiscal 2025.

Our operating businesses are organized based on the nature of markets. The SBS segment comprises our core semiconductor back-end equipment manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries will be reported together in our IE segment. A detailed description of our operating segments as of September 30, 2024 can be found in the overview section within MD&A. A mapping of our previous presentation and the new segments is as presented below:

●	Manufacturing – Manufacturing of equipment that solely serves the back-end processes of the semiconductor industry is presented under the SBS segment, and manufacturing of equipment that serves various industries is presented under the IE segment.

●	Testing Services – Testing services are presented under the SBS segment.

●	Distribution – Value-added distribution of burn-in test related equipment is presented under the SBS segment, and value-added distribution of other electronic products is presented under the IE segment.

●	Real estate – Real-estate segment relates to real estate investments made in ChongQing, China. When identifying reportable segments, management evaluates the contribution of each segment to the overall business strategy and whether the segment reported provides meaningful information to users about the Company’s performance and prospects. Revenue from the real-estate segment has been below 1% of total revenue in the past five fiscal years due to the negative real-estate environment in China. Effective in Fiscal 2025, management therefore concluded that the real-estate segment is not integral to the Company’s operations and does not intend to allocate any additional resources to this segment. As a result, this segment will cease to be a reportable segment in Fiscal 2025, and therefore will be presented under the Others segment.

Our CODM uses total revenue, gross profit, operating income and total assets in assessing segment performance and deciding how to allocate resources. Segment operating income includes corporate allocations. Segment revenues include sales of equipment and services by our segments. Total intersegment sales were $36 and $649 in the three months ended September 30, 2024 and September 30, 2023 respectively. Certain corporate costs, including those related to legal, information technology, human resources and shared services are allocated to our segments based on their relative revenues, manpower costs and fixed assets.

The amounts related to revenue and earnings presented as Others include the results of an immaterial real estate business that ceased to be a reportable segment in Fiscal 2025 and includes certain costs incurred at the corporate-level, including the cost of our stock compensation plans not allocated to our reportable segments. Assets presented under Others segment consisted primarily of cash and cash equivalents, prepaid expenses and investment properties.

The cost of equipment, current year investment in new equipment and depreciation expense is allocated into respective reportable segments based on the primary purpose for which the equipment was acquired.

The following segment Information is unaudited for the three months ended September 30, 2024, and September 30, 2023:

Business Segment Information:

	Three Months		Gross Profit	Operating		Depr.
	Ended	Net	Income /	Income /	Total	and	Capital
	Sept. 30,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2024	$6,879	$1,794	$177	$33,765	$636	$133
	2023	$7,176	$1,880	$(40)	$34,102	$1,385	$77

Industrial Electronics	2024	2,914	539	(7)	6,297	58	-
	2023	2,783	650	190	8,476	68	-

Others	2024	6	(11)	(37)	2,878	17	-
	2023	7	(10)	(151)	2,121	18	-

Total Company	2024	$9,799	$2,322	$133	$42,940	$711	$133
	2023	$9,966	$2,520	$(1)	$44,699	$1,471	$77

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

15.	OTHER (EXPENSE) / INCOME

Other (expense) / income consisted of the following:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2024	2023
	(Unaudited)	(Unaudited)
Interest income	$101	$78
Other rental income	38	36
Exchange (loss) / gain	(506)	59
Other miscellaneous income	2	23
Total	$(365)	$196

16.	GOVERNMENT GRANTS

	Three Months Ended
	Sept. 30,	Sept. 30,
	2024	2023
	(Unaudited)	(Unaudited)
Government grant	$66	$73

In the three months ended September 30, 2024, the Company received government grants amounting to $66, $62 of which was an incentive from the Singapore government for local resident recruitment, and $4 related to capital expenditure subsidy received from the China government.

During the same period in Fiscal 2024, the Company received government grants amounting to $73, $16 of which was financial assistance received from the Singapore government, and the remaining $57 from the US government related to Employee Retention Credit (“ERC”).

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $nil and $15 for the three months ended September 30, 2024, and 2023, respectively.

The Company's income tax expense was $51 for the three months ended September 30, 2024, as compared to $37 for the same period in Fiscal 2024. Our effective tax rate (“ETR”) from continuing operations was (28.5)% and 15.2% for three months ended September 30, 2024 and September 30, 2023, respectively. The increase of income tax expenses is attributable to increase of chargeable income in our China operation which partially offset by lower GILTI tax due to lower chargeable income derived from controlled foreign corporation.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at September 30, 2024 and September 30, 2023, respectively.

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

The Company generates revenue primarily from two segments: Semiconductor Back-end Solutions (SBS) and Industrial Electronics (IE). The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes. The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer.

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

Products

The Company derives SBS segment revenue from the sale of burn-in and reliability test equipment used in the “back-end” manufacturing processes of semiconductors. Our equipment includes burn-in systems, burn-in boards and related equipment that is used in the testing of structural integrity of integrated circuits.

Under the IE segment, the Company designs, manufactures and distributes an extensive range of test, process and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial market. The Company also acts as a design-in reseller of a wide range of camera module, LCD displays and touch screen panels.

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

Majority of equipment sales include a 12-month warranty. The Company generally provides a limited warranty that our products comply with applicable specifications at the time of delivery. Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective parts. The Company has concluded that the warranty provided for standard products are assurance type warranties and are not separate performance obligations.

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

Services

The Company renders testing services to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient. The Company primarily derives services revenue from burn-in test services, manpower supply and other associated services and also from equipment maintenance. SSP is directly observable from the sales orders. Revenue is allocated to performance obligations satisfied at a point in time depending upon terms of the sales order. Generally, there is no other performance obligation other than what has been stated inside the sales order for each of these sales.

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

The following table is the reconciliation of contract balances.

	Sept. 30,	June 30,
	2024	2024
	(Unaudited)

Trade Accounts Receivable	$12,094	$10,661
Accounts Payable	2,375	3,175
Contract Liabilities	827	754

Remaining Performance Obligation

The Company had $nil remaining performance obligations, which represents our obligation to deliver products and services for both period ended September 30, 2024 and  September 30, 2023.

19.	EARNINGS PER SHARE

Options to purchase 741,750 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of September 30, 2024. 180,500 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three months ended September 30, 2024, because they were anti-dilutive.

Options to purchase 684,375 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of September 30, 2023. 111,500 stock options were excluded in the computation of EPS for the three months ended September 30, 2023, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2024	2023
	(Unaudited)	(Unaudited)

(Loss) / Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(240)	$227
Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	4	3
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(236)	$230

Weighted average number of common shares outstanding - basic	4,250	4,096
Dilutive effect of stock options	85	184
Number of shares used to compute earnings per share - diluted	4,335	4,280

Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.06)	$0.06
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic (Loss) / Earnings per Share from Net (Loss) / Income Attributable to Trio-Tech International	$(0.06)	$0.06

Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.06)	$0.05
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted (Loss) / Earnings per Share from Net (Loss) / Income Attributable to Trio-Tech International (1*)	$(0.06)	$0.05

(1*) For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●	An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term
●	A risk-free interest rate varying from 0.11% to 4.59% (2024: 0.20% to 4.59%);
●	No expected dividend payments; and
●	Expected volatility of 47.3% to 73.9% (2024: 47.3% to 72.2%).

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

During the three-month period ended September 30, 2024, there were 40,000 stock options granted and no stock options were exercised under 2017 Employee Plan. The Company recognized $71 in stock-based compensation expense during the three months ended September 30, 2024.

During the three-month period ended September 30, 2023, there were 48,000 stock options granted and no stock options were exercised under 2017 Employee Plan. The Company recognized $60 in stock-based compensation expense during the three months ended September 30, 2023.

As of September 30, 2024, there were vested stock options granted under the 2017 Employee Plan covering a total of 164,500 shares of Common Stock. The weighted-average exercise price was $5.54 and the weighted average remaining contractual term was 2.84 years.

As of September 30, 2023, there were vested stock options granted under the 2017 Employee Plan covering a total of 152,875 shares of Common Stock. The weighted-average exercise price was $4.55 and the weighted average remaining contractual term was 2.31 years.

A summary of option activities under the 2017 Employee Plan during the three months ended September 30, 2024, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	270,750	$5.35	3.43	$268
Granted	40,000	6.17	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2024	310,750	5.45	3.38	142
Exercisable at September 30, 2024	164,500	5.54	2.84	73

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2024, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2024	134,500	$5.12
Granted	40,000	5.65
Vested	(28,250)	-
Non-vested at September 30, 2024	146,250	5.35

A summary of option activities under the 2017 Employee Plan during the three months ended September 30, 2023, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2023	216,375	$4.89	2.92	$140
Granted	48,000	4.88	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2023	264,375	$4.88	3.05	$590
Exercisable at September 30, 2023	152,875	$4.55	2.30	$390

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

During the three-month period ended September 30, 2024, and 2023, respectively, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised and the Company did not recognize any stock-based compensation expense during the three months ended September 30, 2024, and 2023 respectively.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of September 30, 2024, or September 30, 2023.

As of September 30, 2024, there were vested stock options granted under the 2017 Directors Plan covering a total of 431,000 shares of Common Stock. The weighted average exercise price was $5.24 and the weighted average remaining contractual term was 2.63 years.

As of September 30, 2023, there were vested stock options granted under the 2017 Directors Plan covering a total of 420,000 shares of Common Stock. The weighted average exercise price was $4.91 and the weighted average remaining contractual term was 2.66 years.

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2024, is presented as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	431,000	$5.24	2.88	$531
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2024	431,000	5.24	2.63	349
Exercisable at September 30, 2024	431,000	$5.24	2.63	$349

A summary of option activities under the 2017 Directors Plan during the three months ended September 30, 2023, is presented as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2023	420,000	$4.91	2.66	$309
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2023	420,000	$4.91	2.66	$954
Exercisable at September 30, 2023	420,000	$4.91	2.66	$954

21.	LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $17 for the three months ended September 30, 2024 and September 30, 2023, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2025 to the fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancelable operating leases is contractually due as follows as of September 30, 2024:

Remainder of 2025	$115
2026	58
2027	31
2028	18
2029	6
$228

Future minimum rental income in China and Thailand to be received from Fiscal 2025 to Fiscal 2027 on non-cancelable operating leases is contractually due as follows as of June 30, 2024:

2025	$131
2026	44
2027	16
$191

Company as Lessee

The Company is the lessee under operating leases for corporate offices and manufacturing and testing facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

Components of Lease Balances	Sept. 30,	June 30,
	2024	2024
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,854	$1,649
Accumulated depreciation	(1,263)	(1,091)
Plant and Equipment, Net	$591	$558

Current portion of finance leases	$49	$57
Net of current portion of finance leases	24	34
Total Finance Lease Liabilities	$73	$91

Operating Leases (Corporate Offices, Manufacturing and Testing Facilities)
Operating lease right-of-use assets, Net	$1,626	$1,887

Current portion of operating leases	1,095	1,162
Net of current portion of operating leases	531	725
Total Operating Lease Liabilities	$1,626	$1,887

	Three Months Ended
	Sept. 30,	Sept. 30,
	2024	2023
	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$1	$13
Amortization of right-of-use assets	15	55
Total finance lease cost	16	68

Operating Lease Costs	$388	$362

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Three Months Ended
	Sept. 30,	Sept. 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(1)	$(2)
Operating cash flows from operating leases	(363)	(346)
Finance cash flows from finance leases	(23)	(26)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	-	932

Weighted-Average Remaining Lease Term:
Finance leases	1.73	1.61
Operating leases	1.42	2.25
Weighted-Average Discount Rate:
Finance leases	2.35%	2.99%
Operating leases	5.41%	5.61%

As of September 30, 2024, the maturities of the Company’s operating and finance lease liabilities are as follow:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
Remainder of Fiscal 2025	914	40
2026	690	36
2027	92	-
Total future minimum lease payments	$1,696	$76
Less: amount representing interest	(70)	(3)
Present value of net minimum lease payments	$1,626	$73

Presentation on statement of financial position
Current	1,095	49
Non-Current	531	24

As of June 30, 2024, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
2025	$1,234	$61
2026	658	34
2027	86	-
Total future minimum lease payments	$1,978	$95
Less: amount representing interest	(91)	(4)
Present value of net minimum lease payments	$1,887	$91

Presentation on statement of financial position
Current	$1,162	$57
Non-Current	725	34

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2024 and year ended June 30, 2024.

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

23.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Three Months Ended
	Sept. 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue
- Customer A	22.5%	25.2%
- Customer B	21.8%	15.9%
- Customer C	10.6%	14.8%
Trade Account Receivables
- Customer A	22.1%	22.6%
- Customer B	23.7%	24.9%
- Customer C	15.2%	18.2%

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Fiscal 2024”).

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

The Company has traditionally been a provider of reliability test equipment and services to the semiconductor and other industries. Our customers rely on us to verify that their semiconductor components meet or exceed the rigorous reliability standards demanded for automotive electronics, industrial electronics, computing and data storage, consumer electronics, and communication markets. We act as a global one-stop solution for our customers by designing and building reliability test solutions and offering comprehensive testing services. The Company also develops and manufactures an extensive range of equipment used in the manufacturing processes of semiconductors and various other industries.

In the first quarter of Fiscal 2025, we made changes in our business strategy in an effort to better align with our focus areas and to streamline operations. While the semiconductor industry is and will remain a major market for Trio-Tech, an important component of our strategy is to reduce our historic concentration on this industry. As a result, we have decided to organize our operating businesses based on the markets that we serve. Beginning in Fiscal 2025, we report our financial performance based on our new segments, Semiconductor Back-end Solutions and Industrial Electronics.

“Semiconductor Back-end Solutions” (“SBS”) segment comprises of our core semiconductor back-end manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries will be reported together in our “Industrial Electronics” (“IE”) segment. A mapping of our previous presentation and the revised segments is as presented below:

●

Manufacturing – Manufacturing of equipment that solely serves the back-end processes of the semiconductor industry is presented under the SBS segment, and manufacturing of equipment that serves various industries is presented under the IE segment.

●	Testing Services – Testing services are presented under the SBS segment

●

Distribution – Value-added distribution of burn-in test related equipment is presented under the SBS segment, and value-added distribution of other electronic products are presented under the IE segment.

●

Real estate – Real-estate segment relates to real estate investments made in ChongQing, China. When identifying reportable segments, management evaluates the contribution of each segment to our overall business strategy and whether the segment reported provides meaningful information to users about the Company’s performance and prospects. Revenue from the real-estate segment has been below 1% of total revenue in the past five fiscal years due to the negative real-estate environment in China. Effective in Fiscal 2025, management therefore concluded that the real-estate segment is not integral to the Company’s operations and does not intend to allocate any additional resources to this segment. As a result, this segment will cease to be a reportable segment in Fiscal 2025, and therefore will be presented under the Others segment.

The types of products and services provided by each segment are summarized below:

Semiconductor Back-end Solutions (SBS)

The SBS segment of the Company designs and manufactures an extensive range of burn-in and reliability test equipment used in the “back-end” manufacturing processes of semiconductors. Our equipment includes burn-in systems, burn-in boards and related equipment that is used in the testing of structural integrity of integrated circuits. We also act as an extended development team of Integrated Device Manufacturers (“IDMs”) and Fabless semiconductor companies in the testing process with our expert technical skills, especially in the New Product Introduction (“NPI”) process.

The Company also provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia. Our customers include both manufacturers and end users of semiconductor and electronic components who look to us when they decide to outsource their testing process. We also support the asset-light strategy of our customers by setting up test facilities and providing component level, package level and system level testing services with expert technology that improves the productivity of our customers. The independent tests are performed to industry and customer specific standards.

Industrial Electronics (IE)

The IE segment of the Company includes the design, manufacture and distribution of an extensive range of test, process and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial market. Our equipment includes environmental chambers, leak detectors, autoclaves, centrifuges, dynamic testers, HAST testers, temperature-controlled chucks, and more. This segment also provides preventive maintenance, calibration services, repair services and upgrading and refurbishment services for temperature, humidity and pressurization equipment.

In addition to marketing our proprietary products, we distribute mechanical, electrical and electronic products made by manufacturers around the world. The products include environmental chambers, mechanical shock and vibration testers, specialized equipment for aerospace applications and more. We also distribute a wide range of components such as connectors, sockets, cables, LCD displays and touch screen panels. We act as value-added resellers by enhancing the value of the distributed products by customizing each to the needs of our customers through our expert engineering and integration services. We also support our customers as their extended research and development arm in product design, leveraging the expert skills of our component engineers and design engineers.

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

There have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for Fiscal 2024. Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements for additional details. In addition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2024 for a complete description of our critical accounting policies and estimates.

First Quarter Fiscal Year 2025 Highlights

●	Total revenue decreased by $167, or 1.7%, to $9,799 in the first quarter of Fiscal 2025, compared to $9,966 for the same period in Fiscal 2024.
●	Semiconductor Back-end Solutions segment revenue decreased by $297, or 4.1% to $6,879 for the first quarter of Fiscal 2025, compared to $7,176 for the same period in Fiscal 2024.
●	Industrial Electronics segment revenue increased by $131, or 4.7%, to $2,914 for the first quarter of Fiscal 2025, compared to $2,783 for the same period in Fiscal 2024.
●	The overall gross profit margin decreased by 1.6% to 23.7% for the first quarter of Fiscal 2025, from 25.3% for the same period in Fiscal 2024.
●	General and administrative expense decreased by $194, or 9.0%, to $1,964 for the first quarter of Fiscal 2025, from $2,158 for the same period in Fiscal 2024.
●	Selling expense decreased by $37, or 19.8%, to $150 for the first quarter of Fiscal 2025, from $187 for the same period in Fiscal 2024.
●	Income from operations was $133 for the first quarter of Fiscal 2025, an increase of $134 as compared to loss from operations of $1 for the same period in Fiscal 2024.
●	Other expenses increased by $561, or 286.2%, to $365 for the first quarter of Fiscal 2025, from other income of $196 for the same period in Fiscal 2024.
●	Income tax expense was $51 in the first quarter of Fiscal 2025, an increase of $14 as compared to $37 in the same period in Fiscal 2024.
●

During the first quarter of Fiscal 2025, loss from continuing operations before non-controlling interest, net of tax was $230, as compared to income from continuing operations before non-controlling interest of $207 for the same period in Fiscal 2024.

●	Net income attributable to non-controlling interest for the first quarter of Fiscal 2025 was $13, an increase of $36 as compared to net loss of $23 in the same period in Fiscal 2024.
●	Basic loss per share for the first quarter of Fiscal 2025 was $0.06, as compared to earnings per share of $0.06 in the same period in Fiscal 2024.
●	Diluted loss per share for the first quarter of Fiscal 2025 was $0.06, as compared to earnings per share of $0.05 in the same period in Fiscal 2024.
●	Total assets increased by $400 to $42,940 as of September 30, 2024, compared to $42,540 as of June 30, 2024.
●	Total liabilities decreased by $1,462 to $9,500 as of September 30, 2024, compared to $10,962 as of June 30, 2024.

Results of Operations and Business Outlook

The following table sets forth our revenue components for three months ended September 30, 2024 and 2023.

Revenue Components	Three Months Ended
	Sept. 30,	Sept. 30,
	2024	2023
	(Unaudited)	(Unaudited)

Semiconductor Back-end Solutions (SBS)	70.2%	72.0%
Industrial Electronics (IE)	29.7%	27.9%
Others	0.1%	0.1%
Total	100%	100%

Revenue for the three months ended September 30, 2024 was $9,799, a decrease of $167 when compared to the revenue of $9,966 for the same period of Fiscal 2024. As a percentage, revenue decreased by 1.7% for the three months ended September 30, 2024, when compared to revenue for the same period of Fiscal 2024.

Revenue within our three current segments for the three months ended September 30, 2024, is discussed below.

Semiconductor Back-end Solutions (SBS)

Revenue in the SBS segment as a percentage of total revenue was 70.2% and 72.0% for the three months ended September 30, 2024, a decrease of 1.8% of total revenue when compared to 72.0% in the same period of Fiscal 2024. Total SBS revenue decreased by $297 to $6,879 from $7,176 for the three months ended September 30, 2024, respectively.

SBS revenue decreased as a result of lower demand for testing services, but this was partially offset by increased product sales in the Singapore operation.

Demand for service in SBS segment depends on the overall outlook of the semiconductor industry and any changes taking place in the market and our customers’ forecasts. As it is challenging to forecast fluctuations in the market accurately, management believes it is necessary to maintain testing facilities in close proximity to the customers in order to make it convenient for them to send us their newly manufactured parts for testing and to enable us to maintain a share of the market.

Demand for products in SBS segment is dependent on semiconductor capital spending, which is likely to slow down over the next two quarters, with a potential improvement thereafter.

Industrial Electronics (IE)

Revenue in the IE segment as a percentage of total revenue was 29.7% for the three months ended September 30, 2024, an increase of 1.8% of total revenue when compared to 27.9% in the same period of Fiscal 2024. Total IE revenue increased by $131 as compared to the same period in Fiscal 2024.

There has been a recovery of the demand for electronics components and display products from our customers compared to the same period of Fiscal 2024. Demand for the Industrial electronics segment varies depending on the demand for our customers’ products, the changes taking place in the market, and capital spending budgets and forecasts of our customers. Hence it is difficult to forecast fluctuations in the market accurately.

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

As of September 2024, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

On August 9, 2022, the CHIPS and Science Act of 2022 (“CHIPS Act”) was enacted in the U.S. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the U.S. We continue to evaluate the business impact and potential opportunities related to the CHIPS Act. As of date, we do not see any direct effect of the CHIPS Act on the Company in the foreseeable future.

Comparison of the Three Months Ended September 30, 2024, and September 30, 2023

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2024 and 2023 respectively:

	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	76.3%	74.7%
Gross Margin	23.7%	25.3%
Operating expense
General and administrative	20.0%	21.6%
Selling	1.5%	1.9%
Research and development	0.9%	0.9%
(Gain) / Loss on disposal of property, plant and equipment	(0.1)%	0.9%
Total operating expense	22.3%	25.3%
Income / (Loss) from Operations	1.4%	0.0%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 1.6% to 23.7% for the three months ended September 30, 2024, from 25.3% for the same period of Fiscal 2024. Gross profits decreased by $198 to $2,322 for the three months ended September 30, 2024, from $2,520 for the same period in Fiscal 2024.

Gross profit margin as a percentage of revenue in the SBS segment decreased marginally to 26.1% for the three months ended September 30, 2024, as compared to 26.2% for the same period in Fiscal 2024. The company managed to maintain its gross profit margin at the same level despite a decline in revenue, attributed to effective cost control measures implemented across the company and reduced depreciation charges since some of the assets in China operations were fully depreciated as at end of second quarter of previous fiscal year. In absolute dollar amounts, gross profit in the SBS segment for the three months ended September 30, 2024, was $1,794, indicating a decrease of $174, compared to $1,880 in the same period in Fiscal 2024. The decrease in absolute dollar of gross profit margin is attributed to the decrease in sales.

Gross profit margin as a percentage of revenue in the IE segment decreased by 4.6% to 18.5% for the three months ended September 30, 2024, compared to 23.1% in the same period in Fiscal 2024. In absolute dollar amounts, gross profit in the IE segment for the three months ended September 30, 2024, was $539, indicating a decrease of $23, compared to $562 in the same period in Fiscal 2024. Gross profit margin of the Industrial Electronics segment is not only affected by the market price of the products we sell, but also the mix of products, which frequently changes because of fluctuations in market demand. Gross profit margin declined despite revenue growth, primarily due to an increase in sales of lower-margin products.

Operating Expense

Operating expense for the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
General and administrative	$1,964	$2,158
Selling	150	187
Research and development	88	85
(Gain) / Loss on disposal of property, plant and equipment	(13)	91
Total	$2,189	$2,521

General and administrative expense decreased by $194, or 9.0%, from $2,158 to $1,964 for the three months ended September 30, 2024, compared to the same period in Fiscal 2024. The decrease in general and administrative expense was mainly attributable to lower remuneration related expenses compared to same period of Fiscal 2024.

Selling expense decreased by $37, or 19.8%, from $187 to $150 for the three months ended September 30, 2024, compared to the same period in Fiscal 2024. The decrease in selling expense was primarily attributable to a decrease in commission-based sales.

Income / (Loss) from Operations

Income from operations was $133 for the three months ended September 30, 2024, an increase of $134, compared to loss of $1 from operations for the same period in Fiscal 2024. The increase was primarily driven by lower operating expenses resulting from effective cost control measures.

Interest Expense

Interest expense for the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Interest expense	$13	$24

Interest expense was $13 for the three months ended September 30, 2024, a decrease of $11, or 45.8%, compared to $24 for the same period of Fiscal 2024 due to lower utilization of credit facilities. As of September 30, 2024, the Company had an unused line of credit of $6,134 as compared to $6,205 as at September 30, 2023.

Other (Expense) / Income

Other (Expense) / Income for the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Interest income	$101	$78
Other rental income	38	36
Exchange (loss) / gain	(506)	59
Other miscellaneous income	2	23
Total	$(365)	$196

Other expense increased by $561 from other income of $196 to other loss of $365 for the three months ended September 30, 2024 compared to the same period in Fiscal 2024. The increase was primarily driven by an unfavorable foreign currency impact, with an unrealized translation effect of $460 for the three months ended September 30, 2024, compared to $81 for the same period in Fiscal 2024.

Our net income is impacted by the overall strengthening or weakening of the U.S. dollar since the functional currency of our foreign subsidiaries is not the U.S. dollar. During the three months ended September 30, 2024, exchange rate movement negatively impacted our net income due to the strengthening of the Singapore dollars against the U.S. dollar.

Government Grant

	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)

Government Grant	$66	$73

In the three months ended September 30, 2024, the Company received government grants amounting to $66, $62 of which was an incentive from the Singapore government for local resident recruitment, and $4 related to capital expenditure subsidy received from the China government.

During the same period in Fiscal 2024, the Company received government grants amounting to $73, $16 of which was financial assistance received from the Singapore government, and the remaining $57 from the US government related to Employee Retention Credit (“ERC”).

Income Tax Expense

The Company's income tax expense was $51 and $37 for the three months ended September 30, 2024, and 2023, respectively. Income tax expense increased due to increase of chargeable income in our China operation which partially offset by lower GILTI tax due to lower chargeable income derived from controlled foreign corporation.

Non-controlling Interest

As of September 30, 2024, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-tech JiangSu Co. Ltd. The share of non-controlling interest in the net income from the subsidiaries for the three months ended September 30, 2024 was $13 compared to the share of loss from the non-controlling interest of $23 for the same period of Fiscal 2024. The increase in the net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Company’s Malaysia operations.

Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders

Net loss attributable to Company’s common shareholders was $236 for the three months ended September 30, 2024, a change of $466, compared to a net income of $230 for the same period in Fiscal 2024.

(Loss) / Earnings per Share

Basic loss per share from continuing operations were $0.06 for three months ended September 30, 2024 as compared to basic earnings per share of $0.06 for the same period of Fiscal 2024. Basic earnings per share from discontinued operations were $nil for three months ended September 30, 2024 and September 30, 2023 respectively.

Diluted loss per share from continuing operations were $0.06 for three months ended September 30, 2024 as compared to diluted earnings per share of $0.05 for the same period of Fiscal 2024. Diluted earnings per share from discontinued operations were $nil for three months ended September 30, 2024 and September 30, 2023.

Segment Information

The revenue, gross margin, and income / (loss) from operations for each segment during the first quarter of Fiscal 2025 and Fiscal 2024 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income / (loss) from operations for the SBS segment for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$6,879	$7,176
Gross margin	26.1%	26.2%
Income / (Loss) from operations	$177	$(40)

Income from operations from the SBS segment was $177 compared to loss from operations of $40 in the same period in Fiscal 2024. The increase in income from operations was mainly due to a decrease in operating expenses. Operating expense was $1,618 and $1,920 for the three months ended September 30, 2024 and 2023, respectively. The decrease in operating expense incurred in three months ended September 30, 2024 compared to the same period in Fiscal 2024 was mainly attributable to lower remuneration related expenses and corporate expenses. SBS also incurred a loss from disposal of fixed asset in the three months ended September 30, 2023.

Industrial Electronics (IE)

The revenue, gross margin, and (loss) / income from operations for the IE segment for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$2,914	$2,783
Gross margin	18.5%	23.4%
(Loss) / Income from operations	$(7)	$190

Loss from operations in the IE segment for the three months ended September 30, 2024, was $7, a decrease of $197 from income from operations of $190 in the same period in Fiscal 2024. The decrease was mainly attributable to a decrease in gross profit due to lower margin sales. Operating expense was $546 and $460 for the three months ended September 30, 2024 and 2023, respectively. The increase was mainly due to higher general and administrative expenses and corporate expenses.

Financial Condition

During the three months ended September 30, 2024, total assets increased by $400 to $42,940 compared to $42,540 as of June 30, 2024. The increase was primarily due to an increase in trade accounts receivable, other receivables, property, plant and equipment and restricted term deposits which was partially offset by a decrease in cash and cash equivalents, inventories, operating lease right-of-use assets and other assets.

Cash and cash equivalents were $8,948 at September 30, 2024, reflecting a decrease of $1,087 from $10,035 as at June 30, 2024. This decrease is primarily due to payments made to suppliers, who have shorter payment terms compared to our customers, who are on longer payment terms.

The trade accounts receivable balance as of September 30, 2024 increased by $1,433 to $12,094, from $10,661 as at June 30, 2024, primarily due to foreign currency exchange movement between June 30, 2024 and September 30, 2024 coupled with an increase in revenue from customers that have longer credit term in Singapore operations. The number of days’ sales outstanding in accounts receivables for the group was 104 days and 90 days for the first quarter of Fiscal 2025 and the end of Fiscal 2024, respectively.

Other receivables at September 30, 2024, were $655, an increase of $114, compared to $541 as at June 30, 2024. The increase was mainly due to receivables relating to expense reimbursement from customers, and refundable services taxes in the Singapore operation.

Inventories at September 30, 2024, were $2,872, a decrease of $290, compared to $3,162 as at June 30, 2024. The decrease in inventories is mainly attributed to fulfilment of orders in our Singapore operations. The volume of purchase have also reduced in response to a slowdown in customer demand.

Prepaid expense was $593 as at September 30, 2024. This mainly relates to the prepayment for insurance, rental and software license fee.

Investment properties’ net in China was $404 at September 30, 2024 and $407 as at June 30, 2024. The decrease was primarily due to the foreign currency exchange movement between June 30, 2024 and September 30, 2024.

Property, plant and equipment increased by $336 from $5,937 at June 30, 2024, to $6,273 as at September 30, 2024, mainly due to the foreign currency exchange movement between June 30, 2024 and September 30, 2024 and partially offset by depreciation charged for the period.

Other assets decreased by $107 to $125 as at September 30, 2024 compared to $232 at June 30, 2024. Other assets mainly comprise of rental and utilities deposits.

Accounts payable decreased by $800 to $2,375 at September 30, 2024, compared to $3,175 at June 30, 2024 due to payments made to suppliers, who have shorter payment terms.

Accrued expense decreased by $374 to $3,260 at September 30, 2024, as compared to $3,634 at June 30, 2024. The decrease in accrued expense was mainly due to decrease in accrued purchases.

Contract liabilities increased by $73 to $827 at September 30, 2024 as compared to $754 at June 30, 2024 due to the increase in customers’ deposits received in the Singapore operations.

Bank loans payable increased by $49 to $923 as of September 30, 2024, as compared to $874 as of June 30, 2024. The increase is mainly due to the foreign currency exchange movement between June 30, 2024 and September 30, 2024 coupled with repayment made.

Finance leases decreased by $18 to $73 at September 30, 2024, as compared to $91 at June 30, 2024. This was due to the repayments of leases in our Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability decreased by $261 to $1,626 at September 30, 2024, as compared to $1,887 at June 30, 2024. This was due to the repayment made and the operating lease expense charged for the period.

Other non-current liabilities increased marginally to $30 as at September 30, 2024, as compared to $27 as at June 30, 2024.

Liquidity Comparison

Net cash used in operating activities increased by $1,881 to an outflow of $1,857 for the three months ended September 30, 2024, from an outflow of $24 for the same period in Fiscal 2024. The decrease in net cash flow used in operating activities was primarily due to net loss of $223 compared to net income of $207 in the same period of Fiscal 2024 and lower receipts from trade receivables by $269, lower depreciation of $760, higher cash outflow from prepaid expense and other current assets by $73, and higher cash outflow from accounts payable, accrued expense and contract liabilities by $4,173. These are partially offset by higher unrealized foreign exchange loss of $379, cash inflow for other receivables by $618 and higher cash inflow for inventories by $2,323.

Net cash provided by investing activities decreased by $733 to $81 for the three months ended September 30, 2024 compared with the same period in Fiscal 2024. The decrease in cash inflow was primarily due to decrease in withdrawal from unrestricted term deposits and proceeds from disposal of assets held-for-sale.

Net cash used in financing activities for the three months ended September 30, 2024, was $93, representing a decrease of $237, compared to cash inflow of $144 during the three months ended September 30, 2023. The decrease in cash outflow for financing activities was mainly due to decrease of settlement of lines of credit of $ 270 relating to the prior year in three months ended September 30, 2023. The decrease was partially offset by proceeds from lines of credit. In the three months ended September 30, 2024, no lines of credit were utilized.

The Company filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which we may raise capital of $10,000,000 of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: November 12, 2024