Form 10-Q
period 2024-12-31
TRIO-TECH INTERNATIONAL
filed 2025-02-13
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

As of February 1, 2025, there were 4,251,555 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited), and June 30, 2024	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Three and Six Months Ended December 31, 2024 (Unaudited), and December 31, 2023 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended December 31, 2024 (Unaudited), and December 31, 2023 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2024 (Unaudited), and December 31, 2023 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

Signatures		43

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31,	June 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,323	$10,035
Short-term deposits	6,222	6,497
Trade accounts receivable, less allowance for expected credit losses of $80 and $209, respectively	9,881	10,661
Other receivables	961	541
Inventories, less provision for obsolete inventories of $771 and $679, respectively	1,957	3,162
Prepaid expense and other current assets	548	536
Restricted term deposits	756	750
Total current assets	30,648	32,182
NON-CURRENT ASSETS:
Deferred tax assets	68	124
Investment properties, net	372	407
Property, plant and equipment, net	5,594	5,937
Operating lease right-of-use assets	1,197	1,887
Other assets	129	232
Restricted term deposits	1,792	1,771
Total non-current assets	9,152	10,358
TOTAL ASSETS	$39,800	$42,540

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$1,804	$3,175
Accrued expense	2,695	3,634
Contract liabilities	721	754
Income taxes payable	288	379
Current portion of bank loans payable	258	261
Current portion of finance leases	42	57
Current portion of operating leases	943	1,162
Total current liabilities	6,751	9,422
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	524	613
Finance leases, net of current portion	12	34
Operating leases, net of current portion	254	725
Income taxes payable, net of current portion	-	141
Other non-current liabilities	30	27
Total non-current liabilities	820	1,540
TOTAL LIABILITIES	$7,571	$10,962

EQUITY
SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,250,305 shares issued outstanding as at December 31, 2024 and June 30, 2024, respectively	$13,325	$13,325
Paid-in capital	5,656	5,531
Accumulated retained earnings	12,084	11,813
Accumulated other comprehensive income-translation adjustments	778	660
Total shareholders’ equity	31,843	31,329
Non-controlling interest	386	249
TOTAL EQUITY	$32,229	$31,578
TOTAL LIABILITIES AND EQUITY	$39,800	$42,540

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Revenue
Semiconductor Back-end Solutions	$5,809	$7,896	$12,688	$15,072
Industrial Electronics	2,801	4,300	5,715	7,083
Others	9	6	15	13
	8,619	12,202	18,418	22,168

Cost of Sales	6,401	9,348	13,878	16,794

Gross Margin	2,218	2,854	4,540	5,374

Operating Expense:
General and administrative	1,965	1,817	3,929	3,975
Selling	176	248	326	435
Research and development	114	131	202	216
(Gain) / Loss on disposal of property, plant and equipment	(34)	(19)	(47)	72
Total operating expense	2,221	2,177	4,410	4,698

(Loss) / Income from Operations	(3)	677	130	676

Other Income / (Expense)
Interest expense	(13)	(22)	(26)	(46)
Other income / (expense), net	686	(82)	321	114
Government grant	5	4	71	77
Total other income / (expense)	678	(100)	366	145

Income from Continuing Operations before Income Taxes	675	577	496	821

Income Tax Expense	(139)	(95)	(190)	(132)

Income from Continuing Operations before Non-controlling Interest, Net of Taxes	536	482	306	689

Discontinued Operations
(Loss) / Income from discontinued operations, net of tax	(7)	4	-	4
Net Income	529	486	306	693

Less: Net income / (loss) attributable to non-controlling interest	22	(21)	35	(44)
Net Income Attributable to Common Shareholders	$507	$507	$271	$737

Amounts Attributable to Common Shareholders:
Income from continuing operations, net of tax	511	503	271	730
(Loss) / Income from discontinued operations, net of tax	(4)	4	-	7
Net Income Attributable to Common Shareholders	$507	$507	$271	$737

Basic Earnings per Share:
Basic earnings per share from continuing operations	$0.12	$0.12	$0.06	$0.18
Basic earnings per share from discontinued operations	-	-	-	-
Basic Earnings per Share from Net Income	$0.12	$0.12	$0.06	$0.18

Diluted Earnings per Share:
Diluted earnings per share from continuing operations	$0.12	$0.12	$0.06	$0.17
Diluted earnings per share from discontinued operations	-	-	-	-
Diluted Earnings per Share from Net Income	$0.12	$0.12	$0.06	$0.17

Weighted Average Number of Common Shares Outstanding
Basic	4,250	4,120	4,250	4,109
Dilutive effect of stock options	153	139	119	161
Number of Shares Used to Compute Earnings Per Share Diluted	4,403	4,259	4,369	4,270

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2024	2023	2024	2023
Comprehensive (Loss) / Income Attributable to Common Shareholders:

Net income	$529	$486	$306	$693
Foreign currency translation, net of tax	(1,794)	1,158	220	975
Comprehensive (Loss) / Income	(1,265)	1,644	526	1,668
Less: comprehensive income / (loss) attributable to non- controlling interest	(2)	(72)	137	(74)
Comprehensive (Loss) / Income Attributable to Common Shareholders	$(1,263)	$1,716	$389	$1,742

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Six months ended December 31, 2024

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2024	4,250	13,325	5,531	11,813	660	249	31,578
Stock option expense	-	-	125	-	-	-	125
Net income	-	-	-	271	-	35	306
Translation adjustment	-	-	-	-	118	102	220
Balance at December 31, 2024	4,250	13,325	5,656	12,084	778	386	32,229

Six months ended December 31, 2023

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2023	4,097	12,819	5,066	10,763	758	165	29,571
Stock option expenses	-	-	90	-	-	-	90
Net income / (loss)	-	-	-	737	-	(44)	693
Exercise of stock option	64	199	-	-	-	-	199
Translation adjustment	-	-	-	-	1,005	(30)	975
Balance at December 31, 2023	4,161	13,018	5,156	11,500	1,763	91	31,528

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Six Months Ended
	December 31,	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$306	$693
Adjustments to reconcile net income to net cash flow provided by operating activities
Unrealized foreign exchange (gain) / loss	(100)	91
Depreciation and amortization	1,422	2,784
(Gain) / Loss on sales of property, plant and equipment	(47)	71
Provision for obsolete inventories, net	104	14
Stock compensation	125	90
Bad debt recovery	(14)	(3)
Allowance for expected credit losses	61	-
Accrued interest expense, net accrued interest income	(10)	(35)
Payment of interest portion of finance lease	(2)	(3)
Warranty expense / (recovery), net	-	15
Reversal of income tax provision	(6)	(7)
Deferred tax expense / (benefits)	50	(51)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	735	(2,562)
Other receivables	(420)	(90)
Other assets	97	(58)
Inventories	1,127	(1,342)
Prepaid expense and other current assets	(12)	129
Accounts payable, accrued expense and contract liabilities	(2,283)	3,147
Income taxes payable	(160)	(259)
Other non-current liabilities	3	(564)
Operating lease liabilities	(722)	(693)
Net Cash Provided by Operating Activities	$254	$1,367

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	4,309	2,666
Investment in unrestricted term deposits, net	(4,002)	(1,641)
Additions to property, plant and equipment	(252)	(158)
Proceeds from disposal of property, plant and equipment	185	-
Proceeds from disposal of assets held-for-sale	-	269
Net Cash Provided by Investing Activities	240	1,136

Cash Flow from Financing Activities
Payment on lines of credit	(98)	(575)
Payment of bank loans	(140)	(241)
Payment of finance leases	(38)	(55)
Proceeds from exercising stock options	-	199
Proceeds from lines of credit	93	952
Net Cash (Used in) / Provided by Financing Activities	(183)	280

Effect of Changes in Exchange Rate	4	685

Net Increase in Cash, Cash Equivalents, and Restricted Cash	315	3,468
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	12,556	10,038
Cash, Cash Equivalents, and Restricted Cash at End of Period	$12,871	$13,506

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$12	$21
Income taxes	$326	$371

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	10,323	10,966
Restricted Term-Deposits in Current Assets	756	762
Restricted Term-Deposits in Non-Current Assets	1,792	1,778
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$12,871	$13,506

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $756 as at December 31, 2024 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,792 as at December 31, 2024 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Cayman Islands and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Cayman Islands
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.*	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. (55% owned by Trio-Tech International Pte. Ltd.)	55%	Penang and Selangor, Malaysia
Trio-Tech (Kuala Lumpur) Sdn. Bhd. (100% owned by Trio-Tech Malaysia Sdn. Bhd.)#	55%	Selangor, Malaysia
Prestal Enterprise Sdn. Bhd. (76% owned by Trio-Tech International Pte. Ltd.)	76%	Selangor, Malaysia
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)	55%	Singapore
PT SHI Indonesia (Dormant) (95% owned by SHI International Pte. Ltd.)	52%	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
Trio-Tech (Jiangsu) Co., Ltd. (51% owned by Trio-Tech (SIP) Co., Ltd.)	51%	Suzhou, China

* 100% owned by Trio-Tech International Pte. Ltd.

#  Trio-Tech (Kuala Lumpur) Sdn. Bhd. has been gazetted and is in the process of being struck off from the register.

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

The results of operations for the six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2025.

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

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expense. This standard update is effective for Company beginning in the fiscal year ending June 30, 2025 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. Early adoption is permitted on a retrospective basis. The Company is currently evaluating the impact of this ASU on segment disclosure.

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

In November 2024, the FASB released ASU No. 2024-03, Disaggregation of Income Statement Expenses. This ASU’s purpose is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Early adoption is permitted. This standard update is effective for Company beginning in the fiscal year ending June 30, 2029.

New pronouncements issued but not yet effective until after December 31, 2024, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	TERM DEPOSITS

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Short-term deposits	$6,592	$6,540
Currency translation effect on short-term deposits	(370)	(43)
Total short-term deposits	6,222	6,497
Restricted term deposits - Current	804	750
Currency translation effect on restricted term deposits	(48)	-
Total restricted term deposits - Current	756	750
Restricted term deposits – Non-current	1,897	1,773
Currency translation effect on restricted term deposits	(105)	(2)
Total restricted term deposits - Non-current	1,792	1,771
Total term deposits	$8,770	$9,018

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $756 as at  December 31, 2024 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,792 as at  December 31, 2024 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

The following table represents the changes in the allowance for expected credit losses:

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Beginning	$209	$217
Additions charged to expense	61	12
Recovered	(14)	(15)
Written off	(178)	(2)
Currency translation effect	2	(3)
Ending	$80	$209

5.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of December 31, 2024.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	274
Less: allowance for expected credit losses		(2,000)	(274)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $274 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, an allowance for expected credit losses of $274 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the quarter ended  December 31, 2024 or for Fiscal 2024. TTCQ is in the legal process of recovering the outstanding amount of approximately $274.

6.	INVENTORIES

Inventories consisted of the following:

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Raw materials	$1,413	$1,668
Work in progress	772	1,048
Finished goods	520	1,129
Less: provision for obsolete inventories	(771)	(679)
Currency translation effect	23	(4)
	$1,957	$3,162

The following table represents the changes in provision for obsolete inventories:

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Beginning	$679	$648
Additions charged to expense	97	65
Usage – disposition	-	(21)
Currency translation effect	(5)	(13)
Ending	$771	$679

7.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2024. The exchange rate is based on the market rate as of December 31, 2024.

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Property I – MaoYe Property
Cost	$301	$301
Less: Accumulated depreciation	(243)	(226)
Currency translation effect	(12)	(22)
	$46	53

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Property II – JiangHuai Property
Cost	$-	$580
Less: Accumulated depreciation	-	(360)
Currency translation effect	-	(83)
Carrying value of relinquished asset	$-	$137
Cost of acquired asset	137	-
Less: Accumulated depreciation of acquired asset	(12)	-
Currency translation effect	(1)	-
	$124	$137

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Property III – FuLi Property
Cost	$648	$648
Less: Accumulated Depreciation	(368)	(338)
Currency translation effect	(78)	(93)
	$202	$217

Rental Property I – MaoYe Property

MaoYe Property generated a rental income of $6 and $12 during the three and six months ended December 31, 2024, as compared to $6 and $12 for the same period in Fiscal 2024.

A lease agreement was entered into on February 1, 2023 for a period of 4 years at a monthly rate of RMB15, or approximately $2. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for MaoYe Property was $3 and $7 for the three and six months ended December 31, 2024, as compared to $4 and $8 for the same period in Fiscal 2024.

Rental Property II – JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China, from JiangHuai for RMB 3,600, or approximately $580. The title deeds for these properties had not been received by TTCQ since the entire project had not been completed by JiangHuai. JiangHuai is currently in liquidation and the local court had appointed a Management Company to manage the liquidation process and address claims from stakeholders. To expedite the resolution, TTCQ agreed to settle the claims through an asset exchange. The court directed the Management Company to engage a third-party valuer to assess the assets involved. Based on the valuation, the court determined that TTCQ would receive title deeds for 5 shop units having a total area of 547.67 m² in exchange of the claim made for the 8 units without title deeds. In July 2024, the court concluded that the value of these 5 shop units was equivalent to the original purchase price of 8 shop units of RMB 3,600 and issued a court order to process title deeds for the 5 units in the name of TTCQ. The carrying value of the JiangHuai asset group as at  June 30, 2024 was RMB 990. Applying the guidance in FASB Accounting Standards Codification ("ASC") Topic 845, Nonmonetary transactions, this transaction lacks commercial substance and hence, the JiangHuai asset group will continue to be accounted based on the carrying value of the exchanged investment properties. The title deeds have been received as of September 2024.

JiangHuai Property did not generate any rental income for the three and six months ended December 31, 2024 and 2023.

Depreciation expense for JiangHuai was $6 and $12 for the three and six months ended December 31, 2024, as compared to $6 and $12 for the same period in Fiscal 2024.

Rental Property III – FuLi

FuLi Property generated a rental income of $3 for the three and six months ended December 31, 2024, as compared to $Nil and $1 for the same period in Fiscal 2024.

A lease agreement was entered into October 10, 2024 for a period of 4 years at a monthly rate of RMB9, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for FuLi was $7 and $13 for the three and six months ended December 31, 2024, as compared to $7 and $14 for the same period in Fiscal 2024.

Summary

Total rental income for all investment properties in China was $9 and $15 for the three and six months ended December 31, 2024, as compared to $6 and $13 for the same period in Fiscal 2024.

Depreciation expense for all investment properties in China was $16 and $32 for the three and six months ended December 31, 2024, as compared to $17 and $34 for the same period in Fiscal 2024.

8.	OTHER ASSETS

Other assets consisted of the following:

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)
Deposits for rental and utilities and others	$122	$234
Downpayment for Purchase of Investment Properties*	1,580	1,580
Less: Provision for Impairment	(1,580)	(1,580)
Currency translation effect	7	(2)
Total	$129	$232

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

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of December 31, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$3,895	$3,615
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,837	$1,770
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$334	$334

As of June 30, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$3,907	$3,626
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,843	$1,818
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$318	$318

10.	ACCRUED EXPENSE

Accrued expense consisted of the following:

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Payroll and related costs	$1,148	$1,737
Commissions	152	164
Legal and audit	211	328
Sales tax and witholding Tax	93	34
Sales rebate	100	81
Travelling Expenses	44	25
Utilities	201	231
Warranty	19	27
Accrued purchase of materials and property, plant and equipment	178	553
Provision for reinstatement	380	380
Other accrued expense	146	52
Currency translation effect	23	22
Total	$2,695	$3,634

11.	ASSURANCE WARRANTY ACCRUAL

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

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Beginning	$27	$24
Additions charged to cost and expense	-	21
Utilization	(8)	(20)
Currency translation effect	-	2
Ending	$19	$27

12.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% for both December 31, 2024 and June 30, 2024) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,237 and $2,208, as at December 31, 2024 and June 30, 2024, respectively.	$551	$596
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	26	44
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	106	124
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	99	110
Total bank loans payable	$782	$874

Current portion of bank loans payable	245	235
Currency translation effect on current portion of bank loans	13	26
Current portion of bank loans payable	258	261
Long-term portion of bank loans payable	491	591
Currency translation effect on long-term portion of bank loans	33	22
Long-term portion of bank loans payable	$524	$613

Future minimum payments (excluding interest) as at December 31, 2024, were as follows:

Remainder of Fiscal 2025	$137
2026	242
2027	222
Thereafter	181
Total obligations and commitments	$782

Future minimum payments (excluding interest) as at June 30, 2024, were as follows:

2025	$260
2026	230
2027	212
Thereafter	172
Total obligations and commitments	$874

13.	COMMITMENTS AND CONTINGENCIES

The Company has capital commitment of $79 as at December 31, 2024, as compared to capital commitment of $65 as at June 30, 2024.

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

Our operating businesses are organized based on the nature of markets. The SBS segment comprises our core semiconductor back-end equipment manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries are being reported together in our IE segment. A detailed description of our operating segments as of December 31, 2024 can be found in the overview section of Item 2 of this Quarterly Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". A mapping of our previous presentation and the new segments is presented below:

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

Our CODM uses total revenue, gross profit, operating income and total assets in assessing segment performance and deciding how to allocate resources. Segment operating income includes corporate allocations. Segment revenues include sales of equipment and services by our segments. Total intersegment sales were $22 and $83 in the three months ended December 31, 2024 and  December 31, 2023 respectively. Certain corporate costs, including those related to legal, information technology, human resources and shared services are allocated to our segments based on their relative revenues, manpower costs and fixed assets.

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

The following Segment Information is unaudited for the six months ended December 31, 2024, and December 31, 2023:

Business Segment Information:

	Six Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	Dec. 31,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2024	$12,688	$3,536	$274	$30,704	$1,275	$252
	2023	$15,072	$3,862	$302	$35,508	$2,624	$158

Industrial Electronics	2024	5,715	1,024	(30)	6,270	113	-
	2023	7,083	1,535	484	8,176	125	-

Others	2024	15	(20)	(114)	2,826	34	-
	2023	13	(23)	(110)	2,914	35	-

Total Company	2024	$18,418	$4,540	$130	$39,800	$1,422	$252
	2023	$22,168	$5,374	$676	$46,598	$2,784	$158

The following Segment Information is unaudited for the three months ended December 31, 2024, and December 31, 2023:

Business Segment Information:

	Three Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	Dec. 31,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2024	$5,809	$1,742	$97	$30,704	$639	$119
	2023	$7,896	$1,982	$342	$35,508	$1,239	$81

Industrial Electronics	2024	2,801	485	(23)	6,270	55
	2023	4,300	885	294	8,176	57	-

Others	2024	9	(9)	(77)	2,826	17
	2023	6	(13)	41	2,914	17	-

Total Company	2024	$8,619	$2,218	$(3)	$39,800	$711	$119
	2023	$12,202	$2,854	$677	$46,598	$1,313	$81

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

15.	OTHER INCOME / (EXPENSE)

Other income / (expense) consisted of the following:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$82	$96	$183	$174
Other rental income	42	36	80	72
Exchange gain / (loss)	550	(236)	44	(177)
Other miscellaneous income	12	22	14	45
Total	$686	$(82)	$321	$114

16.	GOVERNMENT GRANTS

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Government grant	$5	$4	$71	$77

In the three months ended December 31, 2024, the Company received government grants amounting to $5, which was related to capital expenditure subsidy received from the China government. During the same period in 2024, the Company received government grants amounting to $4, related to capital expenditure subsidy received from the China government.

In the six months ended December 31, 2024, the Company received government grants amounting to $71, $62 of which was financial assistance received from the Singapore government for local resident recruitment, and the remaining $9, which was related to capital expenditure subsidy received from the China government. During the same period in Fiscal 2024, the Company received government grants amounting to $77, $16 of which was an incentive from the Singapore government for local resident recruitment, and the remaining $57 from the U.S. government related to Employee Retention Credit (“ERC”).

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $nil for the three and six months ended December 31, 2024, as compared to $15 and $30 for the three and six months ended December 31, 2023, respectively.

The Company's income tax expense was $139 and $190 for the three and six months ended December 31, 2024, as compared to $95 and $132 for the same period in Fiscal 2024. Our effective tax rate (“ETR”) from continuing operations was 38.3% and 16.1% for six months ended December 31, 2024 and December 31, 2023, respectively. Income tax expense increased due to lower deferred tax assets in our Singapore operation, driven by lower provisions, which reduced the deductible temporary differences. This was partially offset by lower GILTI tax due to lower chargeable income derived from controlled foreign corporation.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at  December 31, 2024 and December 31, 2023, respectively.

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

The Company generates revenue primarily from two segments: Semiconductor Back-end Solutions ("SBS") and Industrial Electronics ("IE"). The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes. The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer.

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

The following table is the reconciliation of contract balances.

	Dec. 31,	June 30,
	2024	2024
	(Unaudited)

Trade Accounts Receivable	$9,881	$10,661
Accounts Payable	1,804	3,175
Contract Liabilities	721	754

Remaining Performance Obligation

The Company had $nil remaining performance obligations, which represents our obligation to deliver products and services for both period ended  December 31, 2024 and December 31, 2023.

19.	EARNINGS PER SHARE

Options to purchase 741,750 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of December 31, 2024. 140,500 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three and six months ended December 31, 2024, because they were anti-dilutive.

Options to purchase 617,000 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of December 31, 2023. 284,500 stock options were excluded in the computation of EPS for the three and six months ended December 31, 2023, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$511	$503	$271	$730
Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(4)	4	-	7
Net Income Attributable to Trio-Tech International Common Shareholders	$507	$507	$271	$737

Weighted average number of common shares outstanding - basic	4,250	4,120	4,250	4,109
Dilutive effect of stock options	153	139	119	161
Number of shares used to compute earnings per share - diluted	4,403	4,259	4,369	4,270

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.12	$0.12	$0.06	$0.18
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.12	$0.12	$0.06	$0.18

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.12	$0.12	$0.06	$0.17
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International (1*)	$0.12	$0.12	$0.06	$0.17

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

During the six-month period ended December 31, 2024, there were 40,000 stock options granted and no stock options were exercised under 2017 Employee Plan. The Company recognized $125 in stock-based compensation expense during the six months ended December 31, 2024.

During the six-month period ended December 31, 2023, there were 48,000 stock options granted and 63,875 stock options were exercised under 2017 Employee Plan. The Company recognized $90 in stock-based compensation expense during the six months ended December 31, 2023.

As of December 31, 2024, there were vested stock options granted under the 2017 Employee Plan covering a total of 164,500 shares of Common Stock. The weighted-average exercise price was $5.54 and the weighted average remaining contractual term was 2.59 years.

As of December 31, 2023, there were vested stock options granted under the 2017 Employee Plan covering a total of 88,250 shares of Common Stock. The weighted-average exercise price was $5.59 and the weighted average remaining contractual term was 3.08 years.

A summary of option activities under the 2017 Employee Plan during the six months ended December 31, 2024, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	270,750	$5.35	3.43	$268
Granted	40,000	6.17	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2024	310,750	5.45	3.13	204
Exercisable at December 31, 2024	164,500	5.54	2.59	107

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2024, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2024	134,500	$5.12
Granted	40,000	5.65
Vested	(28,250)	-
Non-vested at December 31, 2024	146,250	5.35

A summary of option activities under the 2017 Employee Plan during the six months ended December 31, 2023, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2023	216,375	$4.89	2.92	$140
Granted	48,000	4.88	-	-
Exercised	(63,875)	3.12	-	-
Forfeited or expired	(3,500)	4	-	-
Outstanding at December 31, 2023	197,000	$5.48	3.51	$39
Exercisable at December 31, 2023	88,250	$5.59	3.08	$16

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

During the six-month period ended December 31, 2024, and 2023, respectively, the Company did not grant any options pursuant to the 2017 Directors Plan. There were no stock options exercised and the Company did not recognize any stock-based compensation expense during the three and six months ended December 31, 2024, and 2023 respectively.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of December 31, 2024, or December 31, 2023.

As of December 31, 2024, there were vested stock options granted under the 2017 Directors Plan covering a total of 431,000 shares of Common Stock. The weighted average exercise price was $5.24 and the weighted average remaining contractual term was 2.38 years.

As of December 31, 2023, there were vested stock options granted under the 2017 Directors Plan covering a total of 420,000 shares of Common Stock. The weighted average exercise price was $4.91 and the weighted average remaining contractual term was 2.41 years.

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2024, is presented as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	431,000	$5.24	2.88	$531
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2024	431,000	5.24	2.38	439
Exercisable at December 31, 2024	431,000	$5.24	2.38	$439

A summary of option activities under the 2017 Directors Plan during the six months ended December 31, 2023, is presented as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2023	420,000	$4.91	2.91	$309
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2023	420,000	$4.91	2.41	$352
Exercisable at December 31, 2023	420,000	$4.91	2.41	$352

21.	LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 60 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $17 and $34 for the three months ended December 31, 2024, and December 31, 2023, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2025 to the fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancelable operating leases is contractually due as follows as of December 31, 2024:

Remainder of 2025	$78
2026	61
2027	32
2028	17
2029	4
$192

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

Supplemental balance sheet information related to leases was as follows (in thousands):

Components of Lease Balances	Dec. 31,	June 30,
	2024	2024
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,642	$1,649
Accumulated depreciation	(1,110)	(1,091)
Plant and Equipment, Net	$532	$558

Current portion of finance leases	$42	$57
Net of current portion of finance leases	12	34
Total Finance Lease Liabilities	$54	$91

Operating Leases (Corporate Offices, Manufacturing and Testing Facilities)
Operating lease right-of-use assets, Net	$1,197	$1,887

Current portion of operating leases	943	1,162
Net of current portion of operating leases	254	725
Total Operating Lease Liabilities	$1,197	$1,887

As of December 31, 2024, the Company has entered into lease agreements for properties that have been signed but have not yet commenced. The leases agreements are expected to begin on January 1, 2025 and June 1, 2025 respectively. The future minimum lease payments are $9 for the remainder of Fiscal 2025, $69 for Fiscal 2026, $66 for Fiscal 2027 and $123 thereafter. Since the lease terms have yet to commence, the Company has not recognized a Right-of-Use (ROU) asset and its corresponding lease liability in the balance sheet as of December 31, 2024. The ROU asset and lease liabilities will be recognized in the financial statements when the lease term commences.

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$1	$2	$2	$5
Amortization of right-of-use assets	19	12	38	56
Total finance lease cost	20	14	40	61

Operating Lease Costs	$387	$385	$775	$754

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Six Months Ended
	Dec. 31,	Dec. 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$2	$3
Operating cash flows from operating leases	722	693
Finance cash flows from finance leases	38	55
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities		-

Weighted-Average Remaining Lease Term:
Finance leases	1.25	0.80
Operating leases	1.50	2.08
Weighted-Average Discount Rate:
Finance leases	2.28%	2.89%
Operating leases	5.51%	5.51%

As of December 31, 2024, the maturities of the Company’s operating and finance lease liabilities are as follow:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
Remainder of Fiscal 2025	670	22
2026	437	34
2027	55
Thereafter	86	-
Total future minimum lease payments	$1,248	$56
Less: amount representing interest	(51)	(2)
Present value of net minimum lease payments	$1,197	$54

Presentation on statement of financial position
Current	943	42
Non-Current	254	12

As of June 30, 2024, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
2025	$1,234	$61
2026	658	34
2027	86	-
Total future minimum lease payments	$1,978	$95
Less: amount representing interest	(91)	(4)
Present value of net minimum lease payments	$1,887	$91

Presentation on statement of financial position
Current	$1,162	$57
Non-Current	725	34

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended  December 31, 2024 and year ended June 30, 2024.

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

23.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Six Months Ended
	Dec. 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue
- Customer A	20.8%	21.8%
- Customer B	18.0%	17.7%
- Customer C	10.3%	13.9%
Trade Account Receivables
- Customer A	20.3%	21.0%
- Customer B	17.0%	24.4%
- Customer C	18.5%	22.8%

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

In the first quarter of Fiscal 2025, we made changes in our business strategy in an effort to better align with our focus areas and to streamline operations. While the semiconductor industry is and will remain a major market for the Company, an important component of our strategy is to reduce our historic concentration on this industry. As a result, we have decided to organize our operating businesses based on the markets that we serve. Beginning in Fiscal 2025, we report our financial performance based on our new segments, Semiconductor Back-end Solutions and Industrial Electronics.

“Semiconductor Back-end Solutions” (“SBS”) segment comprises of our core semiconductor back-end manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries will be reported together in our “Industrial Electronics” (“IE”) segment. A mapping of our previous presentation and the revised segments is presented below:

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

SecondQuarter Fiscal Year 2025 Highlights

●	Total revenue decreased by $3,583, or 29.4%, to $8,619 in the second quarter of Fiscal 2025, compared to $12,202 for the same period in Fiscal 2024.
●	SBS segment revenue decreased by $2,087, or 26.4% to $5,809 for the second quarter of Fiscal 2025, compared to $7,896 for the same period in Fiscal 2024.
●	IE segment revenue decreased by $1,499, or 34.9%, to $2,801 for the second quarter of Fiscal 2025, compared to $4,300 for the same period in Fiscal 2024.
●	The overall gross profit margin increased by 2.3% to 25.7% for the second quarter of Fiscal 2025, from 23.4% for the same period in Fiscal 2024.
●	General and administrative expense increased by $148, or 8.1%, to $1,965 for the second quarter of Fiscal 2025, from $1,817 for the same period in Fiscal 2024.
●	Selling expense decreased by $72, or 29.0%, to $176 for the second quarter of Fiscal 2025, from $248 for the same period in Fiscal 2024.
●	Loss from operations was $3 for the second quarter of Fiscal 2025, reflecting a decline of $680 as compared to income from operations of $677 for the same period in Fiscal 2024.
●	Other income increased by $768 to $686 for the second quarter of Fiscal 2025, as compared to other expense of $82 for the same period in Fiscal 2024.
●	Income tax expense was $139 in the second quarter of Fiscal 2025, an increase of $44 as compared to $95 for the same period in Fiscal 2024.
●

During the second quarter of Fiscal 2025, income from continuing operations before non-controlling interest, net of tax was $536, as compared to income from continuing operations before non-controlling interest of $482 for the same period in Fiscal 2024.

●	Net income attributable to non-controlling interest for the second quarter of Fiscal 2025 was $22, an increase of $43 as compared to net loss of $21 for the same period in Fiscal 2024.
●	Basic earnings per share for the second quarter of Fiscal 2025 was $0.12, as compared to earnings per share of $0.12 for the same period in Fiscal 2024.
●	Diluted earnings per share for the second quarter of Fiscal 2025 was $0.12, as compared to earnings per share of $0.12 for the same period in Fiscal 2024.
●	Total assets decreased by $2,740 to $39,800 as of December 31, 2024, compared to $42,540 as of June 30, 2024.
●	Total liabilities decreased by $3,391 to $7,571 as of December 31, 2024, compared to $10,962 as of June 30, 2024.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three and six months ended December 31, 2024 and 2023.

Revenue Components	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Semiconductor Back-end Solutions (SBS)	67.4%	64.7%	68.9%	68.0%
Industrial Electronics (IE)	32.5%	35.2%	31.0%	32.0%
Others	0.1%	0.1%	0.1%	0.0%
Total	100%	100%	100.0%	100.0%

Revenue for the three and six months ended December 31, 2024 was $8,619 and $18,418, respectively, a decrease of $3,583 and $3,750, respectively, when compared to the revenue of $12,202 and $22,168 for the same period of Fiscal 2024. As a percentage, revenue decreased by 29.4% and 16.9% for the three and six months ended December 31, 2024, when compared to revenue for the same period of Fiscal 2024.

Revenue within our two current segments for the three and six months ended December 31, 2024, is discussed below.

Semiconductor Back-end Solutions (SBS)

Revenue in the SBS segment as a percentage of total revenue was 67.4% and 68.9% for the three and six months ended December 31, 2024, an increase of 2.7% and 0.9% of total revenue when compared to 64.7% and 68.0% in the same period of Fiscal 2024. Total SBS revenue decreased by $2,087 to $5,809 from $7,896 and decreased by $2,384 to $12,688 from $15,072 for the three and six months ended December 31, 2024, respectively.

SBS revenue experienced a decline across all SBS operations except Malaysia operation. The demand reduced for both testing services and product sales. The semiconductor market downturn impacted the segment's overall performance.  The demand for these services is heavily influenced by the broader semiconductor industry outlook, as well as market trends and customer forecasts. Given the inherent challenges in accurately predicting market fluctuations, it remains difficult to anticipate shifts in demand with precision. However, the company is in a strong position to take advantage of any recovery in the industry and is looking into new ways to expand its services, which should help drive growth in the future.

Industrial Electronics (IE)

Revenue in the IE segment as a percentage of total revenue was 32.5% and 31.0% for the three and six months ended December 31, 2024, representing a decrease of 2.7% and 1.0% compared to 35.2% and 32.0% in the same period of Fiscal 2024. Total IE revenue decreased by $1,499 from $4,300 to $2,801 and decreased by $1,368 from $7,083 to $5,715 for the three and six months ended December 31, 2024, respectively, compared to the same period of Fiscal 2024

IE revenue experienced a decline due to a decrease in demand for electronic components. The demand for the IE segment is primarily driven by a combination of factors, including fluctuations in customer product demand, evolving market conditions, and the capital expenditure budgets and forecasts of our customers. However, our strength as value-added reseller enables us to respond quickly when industry changes. Over the longer term, management believes this strategy positions us well to sustain growth and enhance market resilience.

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

We may experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

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

Comparison of the Three Months Ended December 31, 2024, and December 31, 2023

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2024 and 2023 respectively:

	Three Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	74.3%	76.6%
Gross Margin	25.7%	23.4%
Operating expense
General and administrative	22.8%	14.9%
Selling	2.0%	2.0%
Research and development	1.3%	1.1%
(Gain) on disposal of property, plant and equipment	(0.4)%	(0.1)%
Total operating expense	25.8%	17.9%
(Loss) / Income from Operations	(0.1)%	5.5%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 2.3% to 25.7% for the three months ended December 31, 2024, from 23.4% for the same period of Fiscal 2024. Gross profits decreased by $636 to $2,218 for the three months ended December 31, 2024, from $2,854 for the same period in Fiscal 2024.

Gross profit margin as a percentage of revenue in the SBS segment increased by 4.9% to 30.0% for the three months ended December 31, 2024, as compared to 25.1% for the same period in Fiscal 2024. The increase in gross profit was primarily driven by lower costs, resulting from reduced depreciation charges, as certain assets in the China operations were fully depreciated by the end of the second quarter of the previous fiscal year. In absolute dollar amounts, gross profit in the SBS segment for the three months ended December 31, 2024, was $1,742, a decrease of $240, compared to $1,982 in the same period in Fiscal 2024. The decrease in the absolute dollar of gross profit margin is attributed to the decrease in revenue.

Gross profit margin as a percentage of revenue in the IE segment decreased by 3.3% to 17.3% for the three months ended December 31, 2024, from 20.6% for the same period in Fiscal 2024. In absolute dollar amounts, gross profit in the IE segment for the three months ended December 31, 2024, was $485, indicating a decrease of $400, compared to $885 in the same period in Fiscal 2024. The decline is primarily attributable to lower demand for electronic components, coupled with an unfavorable product mix in equipment sales. In the IE segment, a portion of the cost of sales consists of fixed costs, which, when spread over lower revenue, leads to a decrease in the gross profit margin.

Operating Expense

Operating expense for the three months ended December 31, 2024 and 2023 was as follows:

	Three Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
General and administrative	$1,965	$1,817
Selling	176	248
Research and development	114	131
(Gain) on disposal of property, plant and equipment	(34)	(19)
Total	$2,221	$2,177

General and administrative expense increased by $148, or 8.1%, from $1,817 to $1,965 for the three months ended December 31, 2024, compared to the same period in Fiscal 2024. The increase in general and administrative expense was primarily due to increase in manpower cost to cater to the Malaysia and Singapore business expansion and an increase in allowance for expected credit losses compared to same period of Fiscal 2024.

Selling expense decreased by $72, or 29.0%, from $248 to $176 for the three months ended December 31, 2024, compared to the same period in Fiscal 2024. The reduction in selling expenses was mainly due to a decline in commissions paid to agents, along with lower business travel costs.

(Loss) / Income from Operations

Loss from operations was $3 for the three months ended December 31, 2024, a decrease of $680, compared to income of $677 from operations for the same period in Fiscal 2024. The decline was mainly due to the reduced revenue arising from weaker demand in our core markets, reflecting broader industry trends. Management remains committed over cost control initiatives, including tighter non-discretionary spending, to ensure the company is well-positioned to capitalize on future growth opportunities once the market stabilizes.

Interest Expense

Interest expense for the three months ended December 31, 2024 and 2023 was as follows:

	Three Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Interest expense	$13	$22

Interest expense was $13 for the three months ended December 31, 2024, a decrease of $9, or 40.9%, compared to $22 for the same period of Fiscal 2024 due to lower utilization of credit facilities. As of December 31, 2024, the Company had an unused line of credit of $5,719 as compared to $5,256 as at December 31, 2023.

Other Income / (Expense)

Other Income / (Expense) for the three months ended December 31, 2024 and 2023 was as follows:

	Three Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Interest income	$82	$96
Other rental income	42	36
Exchange gain / (loss)	550	(236)
Other miscellaneous income	12	22
Total	$686	$(82)

Other income increased by $768 to $686 for the three months ended December 31, 2024 as compared to other expense of $82 for the same period in Fiscal 2024. The increase was primarily driven by a favorable foreign currency movement, resulting in an exchange gain for the three months ended December 31, 2024, compared to an exchange loss for the same period in Fiscal 2024.

Government Grant

	Three Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)

Government Grant	$5	$4

In the three months ended December 31, 2024, the Company received government grants amounting to $5 related to capital expenditure subsidy received from the China government.

During the same period in Fiscal 2024, the Company received government grants amounting to $4, related to capital expenditure subsidy received from the China government.

Income Tax Expense

The Company's income tax expense was $139 and $95 for the three months ended December 31, 2024, and 2023, respectively. Income tax expense increased due to lower deferred tax assets in our Singapore operation, driven by lower provisions, which reduced the deductible temporary differences. This was partially offset by lower GILTI tax due to lower chargeable income derived from controlled foreign corporation.

Non-controlling Interest

As of December 31, 2024, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-tech JiangSu Co. Ltd. The share of non-controlling interest in the net income from the subsidiaries for the three months ended December 31, 2024 was $22 compared to the share of loss from the non-controlling interest of $21 for the same period of Fiscal 2024. The increase in the net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Company’s Malaysia and China operations.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Company’s common shareholders was $507 for the three months ended December 31, 2024, compared to a net income of $507 for the same period in Fiscal 2024.

Earnings per Share

Basic earnings per share from continuing operations were $0.12 for three months ended December 31, 2024 as compared to basic earnings per share of $0.12 for the same period of Fiscal 2024. Basic earnings per share from discontinued operations were $nil for three months ended December 31, 2024 and December 31, 2023 respectively.

Diluted earnings per share from continuing operations were $0.12 for three months ended December 31, 2024 as compared to diluted earnings per share of $0.12 for the same period of Fiscal 2024. Diluted earnings per share from discontinued operations were $nil for three months ended December 31, 2024 and December 31, 2023.

Segment Information

The revenue, gross margin, and income / (loss) from operations for each segment during the second quarter of Fiscal 2025 and Fiscal 2024 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$5,809	$7,896
Gross margin	30.0%	25.1%
Income from operations	$97	$342

Income from operations from the SBS segment was $97 compared to income from operations of $342 in the same period in Fiscal 2024. The decrease in income from operations was due to a decrease in revenue and gross profit in absolute dollar amounts. Operating expense remained fairly consistent at $1,645 and $1,640 for the three months ended December 31, 2024 and 2023, respectively.

Industrial Electronics (IE)

The revenue, gross margin, and (loss) / income from operations for the IE segment for the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$2,801	$4,300
Gross margin	17.3%	20.6%
(Loss) / Income from operations	$(23)	$294

Loss from operations in the IE segment for the three months ended December 31, 2024, was $23, a decline of $317 from income from operations of $294 in the same period in Fiscal 2024. The decline was mainly attributable to a decrease in revenue and gross profit in absolute dollar amounts. Operating expense was $508 and $591 for the three months ended December 31, 2024 and 2023, respectively. The decrease in operating expenses was mainly contributed to lower selling expense and corporate overhead incurred for the period.

Comparison of the Six Months Ended December 31, 2024, and December 31, 2023

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2024 and 2023 respectively:

	Six Months Ended
	Dec. 31,	Dec. 31,
	2024	2023

Revenue	100.0%	100.0%
Cost of sales	75.4%	75.8%
Gross Margin	24.6%	24.2%
Operating expense:
General and administrative	21.3%	17.9%
Selling	1.8%	2.0%
Research and development	1.1%	1.0%
(Gain) / Loss on disposal of property, plant and equipment	(0.3)%	0.3%
Total operating expense	23.9%	21.2%
Income from Operations	0.7%	3.0%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased marginally by 0.4% to 24.6% for the six months ended December 31, 2024, from 24.2% for the same period of Fiscal 2024. Gross profits decreased by $834 to $4,540 for the six months ended December 31, 2024, from $5,374 for the same period in Fiscal 2024.

Gross profit margin as a percentage of revenue in the SBS segment increased by 2.3% to 27.9% for the six months ended December 31, 2024, as compared to 25.6% for the same period in Fiscal 2024. The Company managed to achieve a modest improvement in gross profit margin despite the decline in revenue in the SBS segment, driven by lower cost of sales which helped mitigate the impact of revenue decline in SBS segment. The lower cost of sales was due to reduced depreciation charges, as some of the assets in China operations were fully depreciated as at the end of second quarter of Fiscal 2024. In absolute dollar amounts, gross profit in the SBS segment for the six months ended December 31, 2024, was $3,536, a decrease of $326, compared to $3,862 in the same period in Fiscal 2024. The decrease in absolute dollar of gross profit is attributed to the decline in revenue.

Gross profit margin as a percentage of revenue in the IE segment decreased by 3.8% to 17.9% for the six months ended December 31, 2024, compared to 21.7% in the same period in Fiscal 2024. In absolute dollar amounts, gross profit in the IE segment for the six months ended December 31, 2024, was $1,024, indicating a decrease of $511, compared to $1,535 in the same period in Fiscal 2024. The decline is primarily attributable to lower demand for electronic component sales, coupled with an unfavorable product mix of equipment sales. In the IE segment, a portion of the cost of sales consists of fixed costs, which, when spread over lower revenue leads to a decrease in the gross profit margin.

Operating Expense

Operating expense for the six months ended December 31, 2024 and 2023 was as follows:

	Six Months Ended
	Dec. 31,	Dec. 31,
	2024	2023
	(Unaudited)	(Unaudited)
General and administrative	$3,929	$3,975
Selling	326	435
Research and development	202	216
(Gain) / Loss on disposal of property, plant and equipment	(47)	72
Total	$4,410	$4,698

General and administrative expense decreased marginally by $46, or 1.2%, from $3,975 to $3,929 for the six months ended December 31, 2024, compared to the same period in Fiscal 2024.

Selling expense decreased by $109, or 25.1%, from $435 to $326 for the six months ended December 31, 2024, compared to the same period in Fiscal 2024. The decrease in selling expenses was mainly due to lower commission costs, driven by a decline in commissionable revenue, as well as a decrease in business travel expenses.

Income from Operations

Income from operations was $130 for the six months ended December 31, 2024, a decrease of $546, compared to income of $676 from operations for the same period in Fiscal 2024. The decrease was mainly due to lower revenue and gross profit in absolute dollars amount across all business segments.

Interest Expense

Interest expense for the six months ended December 31, 2024 and 2023 was as follows:

	Six Months Ended
	Dec. 31,	Dec. 31,
	2024	2023
	(Unaudited)	(Unaudited)
Interest expense	$26	$46

Interest expense was $26 for the six months ended December 31, 2024, a decrease of $20, or 43.5%, compared to $46 for the same period of Fiscal 2024 due to lower utilization of credit facilities.

Other Income

Other Income for the six months ended December 31, 2024 and 2023 was as follows:

	Six Months Ended
	Dec. 31,	Dec. 31,
	2024	2023
	(Unaudited)	(Unaudited)
Interest income	$183	$174
Other rental income	80	72
Exchange gain / (loss)	44	(177)
Other miscellaneous income	14	45
Total	$321	$114

Other income increased by $207 from $114 to $321 for the six months ended December 31, 2024 compared to the same period in Fiscal 2024. The increase is primarily due to a favorable foreign currency effect for the six months ended December 31, 2024 compared to an unfavorable foreign currency impact during the same period in Fiscal 2024.

Government Grant

	Six Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)

Government Grant	$71	$77

In the six months ended December 31, 2024, the Company received government grants amounting to $71, $62 of which was an incentive from the Singapore government for local resident recruitment, and $9 related to capital expenditure subsidy received from the China government.

During the same period in Fiscal 2024, the Company received government grants amounting to $77, $16 of which was financial assistance received from the Singapore government for local resident recruitment, and $57 from the U.S. government related to Employee Retention Credit (“ERC”).

Income Tax Expense

The Company's income tax expense was $190 and $132 for the six months ended December 31, 2024, and 2023, respectively. Income tax expense increased due to lower deferred tax assets in our Singapore operation, driven by lower provisions, which reduced the deductible temporary differences. This was partially offset by lower GILTI tax due to lower chargeable income derived from controlled foreign corporation.

Non-controlling Interest

As of December 31, 2024, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-tech JiangSu Co. Ltd. The share of non-controlling interest in the net income from the subsidiaries for the six months ended December 31, 2024 was $35 compared to the share of loss from the non-controlling interest of $44 for the same period of Fiscal 2024. The increase in the net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Company’s Malaysia and China operations.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Company’s common shareholders was $271 for the six months ended December 31, 2024, a decrease of $466, compared to the net income of $737 for the same period in Fiscal 2024.

Earnings per Share

Basic earnings per share from continuing operations was $0.06 for six months ended December 31, 2024 as compared to basic earnings per share of $0.18 for the same period of Fiscal 2024. Basic earnings per share from discontinued operations were $nil for six months ended December 31, 2024 and December 31, 2023 respectively.

Diluted earnings per share from continuing operations were $0.06 for six months ended December 31, 2024 as compared to diluted earnings per share of $0.17 for the same period of Fiscal 2024. Diluted earnings per share from discontinued operations were $nil for six months ended December 31, 2024 and December 31, 2023.

Segment Information

The revenue, gross margin, and income from operations for each segment for the six months ended December 31, 2024 and 2023 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of income / (loss) from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the six months ended December 31, 2024 and 2023 were as follows:

	Six Months Ended
	Dec. 31,	Dec. 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$12,688	$15,072
Gross margin	27.9%	25.6%
Income from operations	$274	$302

Income from operations from the SBS segment was $274 compared to income from operations of $302 in the same period in Fiscal 2024. The decrease in income from operations was mainly due to a decrease in revenue in absolute dollar amounts. Operating expense was $3,262 and $3,560 for the six months ended December 31, 2024 and 2023, respectively. The decrease in operating expense was mainly due to a gain from disposal of fixed asset, lower performance-based remunerations and also lower selling expenses for the six months ended December 31, 2024 compared to the same period in Fiscal 2024

Industrial Electronics (IE)

The revenue, gross margin, and (loss) / income from operations for the IE segment for the six months ended December 31, 2024 and 2023 were as follows:

	Six Months Ended
	Dec. 31,	Dec. 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$5,715	$7,083
Gross margin	17.9%	21.7%
(Loss) / Income from operations	$(30)	$484

Loss from operations in the IE segment for the six months ended December 31, 2024, was $30, a decline of $514 as compared to income from operations of $484 in the same period in Fiscal 2024. The decline was mainly attributable to a decrease in gross profit in absolute dollar amounts. Operating expense was $1,054 and $1,051 for the six months ended December 31, 2024 and 2023, respectively.

Financial Condition

During the six months ended December 31, 2024, total assets decreased by $2,740 to $39,800 compared to $42,540 as of  June 30, 2024. The decrease was primarily due to a decrease in trade accounts receivable, inventories, operating lease right-of-use assets and property, plant and equipment, which was partially offset by an increase in cash and cash equivalents and other receivables.

Cash and cash equivalents were $10,323 at December 31, 2024, reflecting an increase of $288 from $10,035 at June 30, 2024.  The increase in cash and cash equivalents was offset by a $275 decrease in short-term deposits, which declined from $6,497 as of June 30, 2024, to $6,222 as of December 31, 2024, due to the maturity of deposits that were not reinvested and instead used for operating purposes.

The trade accounts receivable balance as of December 31, 2024 decreased by $780 to $9,881, from $10,661 at June 30, 2024, primarily due to the decrease in revenue between June 30, 2024 and December 31, 2024. The number of days’ sales outstanding in accounts receivables for the group was 101 days and 90 days for the second quarter of Fiscal 2025 and the end of Fiscal 2024, respectively.

Other receivables at December 31, 2024, were $961, an increase of $420, compared to $541 at June 30, 2024. The increase was mainly due to advance payments to creditors made by Singapore operations, which the sales are expected to be realized in the coming fiscal quarters.

Inventories at December 31, 2024, were $1,957, a decrease of $1,205, compared to $3,162 at June 30, 2024. The decrease in inventories was primarily due to the fulfilment of orders in our Singapore operations, coupled with a reduction in purchase volumes in response to a slower customer demand.

Prepaid expense was $548 as at December 31, 2024 compared to $536 at June 30, 2024. This mainly relates to the prepayment for insurance, rental and software license fee.

Investment properties’ net in China was $372 at December 31, 2024 and $407 at June 30, 2024. The decrease was primarily due to the depreciation charged and foreign currency exchange movement between June 30, 2024 and December 31, 2024.

Property, plant and equipment decreased by $343 from $5,937 at June 30, 2024, to $5,594 at December 31, 2024, mainly due to depreciation charged for the period.

Other assets decreased by $103 to $129 at December 31, 2024 compared to $232 at June 30, 2024. Other assets mainly comprise of rental and utilities deposits.

Accounts payable decreased by $1,371 to $1,804 at December 31, 2024, compared to $3,175 at June 30, 2024 which is consistent with the decline in inventory.

Accrued expense decreased by $939 to $2,695 at December 31, 2024, as compared to $3,634 at June 30, 2024. The decrease in accrued expense was mainly due to payments made out of provisions and a decrease in accrued purchases.

Contract liabilities decreased by $33 to $721 at December 31, 2024 as compared to $754 at June 30, 2024 .

Bank loans payable decreased by $92 to $782 as of December 31, 2024, as compared to $874 as of June 30, 2024. The decrease was mainly due to the repayment made coupled with foreign currency exchange movement between June 30, 2024 and December 31, 2024 .

Finance leases decreased by $37 to $54 at December 31, 2024, as compared to $91 at June 30, 2024. This was due to the repayments of leases in our Singapore and Malaysia operations.

Operating lease right-of-use assets and the corresponding lease liability decreased by $690 to $1,197 at December 31, 2024, as compared to $1,887 at June 30, 2024. This was due to operating lease expense charged for the period and also partially driven by a shift in our business model in one of our China operations, resulting in a decrease in operating lease right-of-use assets and the corresponding lease liabilities due to the reduced need for space.

Other non-current liabilities increased to $30 as at December 31, 2024, as compared to $27 at June 30, 2024.

Liquidity Comparison

Net cash provided by operating activities decreased by $1,113 to an inflow of $254 for the six months ended December 31, 2024, from an inflow of $1,367 for the same period in Fiscal 2024. The decrease in net cash provided by operating activities was primarily due to higher payments to trade creditors by $5,430 and lower depreciation of $1,362 for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023. These are partially offset by higher cash inflow for trade receivables and inventories for the six months ended December 31, 2024 with a difference of $3,297 and $2,469 respectively, compared to the same period in Fiscal 2024

Net cash provided by investing activities decreased by $896 to $240 for the six months ended December 31, 2024 compared with the same period in Fiscal 2024. This was primarily due to a net withdrawal from unrestricted term deposits which matured for the six months ended December 31, 2023, and were held for working capital purposes.

Net cash used in financing activities for the six months ended December 31, 2024, was $183, representing a decrease of $463, compared to cash inflow of $280 during the six months ended December 31, 2023. The changes in cashflow from financing activities was mainly due to cash inflow from the stock option exercise and net proceeds from lines of credit for the six months ended December 31, 2023. which were not present during the six months ended December 31, 2024

The Company filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which we may raise capital of $10,000,000 of any combination of securities (common stock, warrants, debt securities or units) for expansion of the Company’s testing capacity and working capital purposes if necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: February 13, 2025