Form 10-Q
period 2025-03-31
TRIO-TECH INTERNATIONAL
filed 2025-05-13
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 1, 2025, there were 4,312,805 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited), and June 30, 2024	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Three and Nine Months Ended March 31, 2025 (Unaudited), and March 31, 2024 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended March 31, 2025 (Unaudited), and March 31, 2024 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2025 (Unaudited), and March 31, 2024 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

Signatures		44

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31,	June 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,020	$10,035
Short-term deposits	6,570	6,497
Trade accounts receivable, less allowance for expected credit losses of $35 and $209, respectively	8,965	10,661
Other receivables	885	541
Inventories, less provision for obsolete inventories of $796 and $679, respectively	2,240	3,162
Prepaid expense and other current assets	473	536
Restricted term deposits	776	750
Total current assets	30,929	32,182
NON-CURRENT ASSETS:
Deferred tax assets	94	124
Investment properties, net	357	407
Property, plant and equipment, net	5,529	5,937
Operating lease right-of-use assets	1,107	1,887
Other assets	121	232
Restricted term deposits	1,822	1,771
Total non-current assets	9,030	10,358
TOTAL ASSETS	$39,959	$42,540

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$1,958	$3,175
Accrued expense	2,496	3,634
Contract liabilities	673	754
Income taxes payable	195	379
Current portion of bank loans payable	255	261
Current portion of finance leases	45	57
Current portion of operating leases	698	1,162
Total current liabilities	6,320	9,422
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	474	613
Finance leases, net of current portion	-	34
Operating leases, net of current portion	407	725
Income taxes payable, net of current portion	-	141
Other non-current liabilities	30	27
Total non-current liabilities	911	1,540
TOTAL LIABILITIES	$7,231	$10,962

EQUITY
SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,312,805 and 4,250,305 shares issued outstanding as at March 31, 2025 and June 30, 2024, respectively	$13,490	$13,325
Paid-in capital	5,944	5,531
Accumulated retained earnings	11,589	11,813
Accumulated other comprehensive income-translation adjustments	1,293	660
Total shareholders’ equity	32,316	31,329
Non-controlling interest	412	249
TOTAL EQUITY	$32,728	$31,578
TOTAL LIABILITIES AND EQUITY	$39,959	$42,540

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Revenue
Semiconductor Back-end Solutions	$5,425	$7,697	$18,113	$22,769
Industrial Electronics	1,950	2,695	7,665	9,778
Others	9	6	24	19
	7,384	10,398	25,802	32,566

Cost of Sales	5,408	7,695	19,286	24,489

Gross Margin	1,976	2,703	6,516	8,077

Operating Expense:
General and administrative	2,067	2,351	5,996	6,326
Selling	216	204	542	639
Research and development	90	89	292	305
(Gain) / Loss on disposal of property, plant and equipment	(54)	-	(101)	72
Total operating expense	2,319	2,644	6,729	7,342

(Loss) / Income from Operations	(343)	59	(213)	735

Other (Expense) / Income
Interest expense	(10)	(17)	(36)	(63)
Other (expense) / income, net	(144)	252	177	366
Government grant	22	12	93	89
Total other (expense) / income	(132)	247	234	392

(Loss) / Income from Continuing Operations before Income Taxes	(475)	306	21	1,127

Income Tax Expense	(6)	(142)	(196)	(274)

(Loss) / Income from Continuing Operations before Non-controlling Interest, Net of Taxes	(481)	164	(175)	853

Discontinued Operations
Income / (loss) from discontinued operations, net of tax	5	(1)	5	3
Net (Loss) / Income	(476)	163	(170)	856

Less: Net income attributable to non-controlling interest	19	93	54	49
Net (Loss) / Income Attributable to Common Shareholders	$(495)	$70	$(224)	$807

Amounts Attributable to Common Shareholders:
(Loss) / Income from continuing operations, net of tax	(498)	71	(227)	801
Income /(loss) from discontinued operations, net of tax	3	(1)	3	6
Net (Loss) / Income Attributable to Common Shareholders	$(495)	$70	$(224)	$807

Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations	$(0.12)	$0.02	$(0.05)	$0.19
Basic (loss) / earnings from discontinued operations	-	-	-	-
Basic (Loss) / Earnings per Share from Net (Loss) / Income	$(0.12)	$0.02	$(0.05)	$0.19

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations	$(0.12)	$0.02	$(0.05)	$0.19
Diluted (loss) / earnings per share from discontinued operations	-	-	-	-
Diluted (Loss) / Earnings per Share from Net (Loss) / Income	$(0.12)	$0.02	$(0.05)	$0.19

Weighted Average Number of Common Shares Outstanding
Basic	4,272	4,176	4,258	4,131
Dilutive effect of stock options	103	106	113	143
Number of Shares Used to Compute Earnings Per Share Diluted	4,375	4,282	4,371	4,274

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Comprehensive (Loss) / Income Attributable to Common Shareholders:

Net (loss) / income	$(476)	$163	$(170)	$856
Foreign currency translation, net of tax	522	(753)	742	222
Comprehensive Income / (Loss)	46	(590)	572	1,078
Less: comprehensive income attributable to non- controlling interest	26	93	163	49
Comprehensive Income / (Loss) Attributable to Common Shareholders	$20	$(683)	$409	$1,029

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Nine months ended March 31, 2025

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2024	4,250	13,325	5,531	11,813	660	249	31,578
Stock option expense	-	-	413	-	-	-	413
Net (Loss) / income	-	-	-	(224)	-	54	(170)
Exercise of stock option	63	165	-	-	-	-	165
Translation adjustment	-	-	-	-	633	109	742
Balance at March 31, 2025	4,313	13,490	5,944	11,589	1,293	412	32,728

Nine months ended March 31, 2024

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2023	4,097	12,819	5,066	10,763	758	165	29,571
Stock option expenses	-	-	428	-	-	-	428
Net income	-	-	-	807	-	49	856
Exercise of stock option	113	375	-	-	-	-	375
Translation adjustment	-	-	-	-	226	(4)	222
Balance at March 31, 2024	4,210	13,194	5,494	11,570	984	210	31,452

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$(170)	$856
Adjustments to reconcile net income to net cash flow provided by operating activities
Unrealized foreign exchange loss	135	5
Depreciation and amortization	2,093	3,546
(Gain) / Loss on sales of property, plant and equipment	(101)	72
Provision for obsolete inventories, net	122	15
Stock compensation	413	428
Bad debt recovery	(61)	(5)
Allowance for expected credit losses	62	-
Accrued interest expense, net accrued interest income	(20)	(50)
Payment of interest portion of finance lease	(3)	(5)
Warranty expense, net	2	12
Reversal of income tax provision	(9)	(7)
Deferred tax expense / (benefits)	20	(22)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	1,697	(256)
Other receivables	(344)	(150)
Other assets	103	(34)
Inventories	853	(600)
Prepaid expense and other current assets	67	128
Accounts payable, accrued expense and contract liabilities	(2,437)	462
Income taxes payable	(313)	(254)
Other non-current liabilities	3	(567)
Operating lease liabilities	(1,077)	(1,056)
Net Cash Provided by Operating Activities	$1,035	$2,518

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	4,901	4,020
Investment in unrestricted term deposits, net	(4,838)	(3,625)
Additions to property, plant and equipment	(410)	(208)
Proceeds from disposal of property, plant and equipment	246	71
Proceeds from disposal of assets held-for-sale	-	198
Net Cash (Used in) / Provided by Investing Activities	(101)	456

Cash Flow from Financing Activities
Payment on lines of credit	(98)	(961)
Payment of bank loans	(208)	(362)
Payment of finance leases	(48)	(82)
Proceeds from exercising stock options	165	375
Proceeds from lines of credit	93	952
Net Cash (Used in) Financing Activities	(96)	(78)

Effect of Changes in Exchange Rate	224	296

Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,062	3,192
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	12,556	10,038
Cash, Cash Equivalents, and Restricted Cash at End of Period	$13,618	$13,230

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$35	$39
Income taxes	$492	$425

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	11,020	10,716
Restricted Term-Deposits in Current Assets	776	754
Restricted Term-Deposits in Non-Current Assets	1,822	1,760
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$13,618	$13,230

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $776 as at March 31, 2025 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,822 as at March 31, 2025 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

In the first quarter of fiscal year ended June 30, 2025 (“Fiscal 2025”), we made changes in our business strategy in an effort to better align with our focus areas and to streamline operations. While the semiconductor industry is and will remain a major market for Trio-Tech, an important component of our strategy is to reduce our historic concentration on this industry. As a result, we organized our operating businesses based on the markets that we serve. Beginning in fiscal 2025, we report our financial performance based on our new segments, Semiconductor Back-end Solutions and Industrial Electronics.

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

* 100% owned by Trio-Tech International Pte. Ltd.

# Trio-Tech (Kuala Lumpur) Sdn. Bhd. has been gazetted and formally removed from the register following the completion of the strike-off process.

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

The results of operations for the nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2025.

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

New pronouncements issued but not yet effective until after March 31, 2025, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	TERM DEPOSITS

	March 31,	June 30,
	2025	2024
	(Unaudited)

Short-term deposits	$6,587	$6,540
Currency translation effect on short-term deposits	(17)	(43)
Total short-term deposits	6,570	6,497
Restricted term deposits - Current	765	750
Currency translation effect on restricted term deposits	11	-
Total restricted term deposits - Current	776	750
Restricted term deposits – Non-current	1,794	1,773
Currency translation effect on restricted term deposits	28	(2)
Total restricted term deposits - Non-current	1,822	1,771
Total term deposits	$9,168	$9,018

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $776 as at March 31, 2025 are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,822 as at March 31, 2025 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

The following table represents the changes in the allowance for expected credit losses:

	March 31,	June 30,
	2025	2024
	(Unaudited)

Beginning	$209	$217
Additions charged to expense	62	12
Recovered	(61)	(15)
Written off	(178)	(2)
Currency translation effect	3	(3)
Ending	$35	$209

5.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of March 31, 2025.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	274
Less: allowance for expected credit losses		(2,000)	(274)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $274 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, an allowance for expected credit losses of $274 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the three months ended March 31, 2025 and 2024. TTCQ is in the legal process of recovering the outstanding amount of approximately $274.

6.	INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2025	2024
	(Unaudited)

Raw materials	$1,414	$1,668
Work in progress	1,014	1,048
Finished goods	551	1,129
Less: provision for obsolete inventories	(796)	(679)
Currency translation effect	57	(4)
	$2,240	$3,162

The following table represents the changes in provision for obsolete inventories:

	March 31,	June 30,
	2025	2024
	(Unaudited)

Beginning	$679	$648
Additions charged to expense	121	65
Usage – disposition	(8)	(21)
Currency translation effect	4	(13)
Ending	$796	$679

7.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2025. The exchange rate is based on the market rate as of March 31, 2025.

	March 31,	June 30,
	2025	2024
	(Unaudited)

Property I – MaoYe Property
Cost	$301	$301
Less: Accumulated depreciation	(247)	(226)
Currency translation effect	(11)	(22)
	$43	53

	March 31,	June 30,
	2025	2024
	(Unaudited)

Property II – JiangHuai Property
Cost	$-	$580
Less: Accumulated depreciation	-	(360)
Currency translation effect	-	(83)
Carrying value of relinquished asset	$-	$137
Cost of acquired asset	137	-
Less: Accumulated depreciation of acquired asset	(19)	-
	$118	$137

	March 31,	June 30,
	2025	2024
	(Unaudited)

Property III – FuLi Property
Cost	$648	$648
Less: Accumulated Depreciation	(375)	(338)
Currency translation effect	(77)	(93)
	$196	$217

Rental Property I – MaoYe Property

MaoYe Property generated a rental income of $6 and $19 during the three and nine months ended March 31, 2025, as compared to $6 and $18 for the same period in Fiscal 2024.

A lease agreement was entered into on February 1, 2023 for a period of 4 years at a monthly rate of RMB15, or approximately $2. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for MaoYe Property was $3 and $10 for the three and nine months ended March 31, 2025, as compared to $4 and $12 for the same period in Fiscal 2024.

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

JiangHuai Property did not generate any rental income for the three and nine months ended March 31, 2025 and 2024.

Depreciation expense for JiangHuai was $7 and $20 for the three and nine months ended March 31, 2025, as compared to $6 and $18 for the same period in Fiscal 2024.

Rental Property III – FuLi

FuLi Property generated a rental income of $3 and $6 for the three and nine months ended March 31, 2025, as compared to $nil and $1 for the same period in Fiscal 2024.

A lease agreement was entered into October 10, 2024 for a period of 4 years at a monthly rate of RMB9, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for FuLi was $7 and $21 for the three and nine months ended March 31, 2025, as compared to $7 and $21 for the same period in Fiscal 2024.

Summary

Total rental income for all investment properties in China was $9 and $25 for the three and nine months ended March 31, 2025, as compared to $6 and $19 for the same period in Fiscal 2024.

Depreciation expense for all investment properties in China was $17 and $51 for the three and nine months ended March 31, 2025, as compared to $17 and $51 for the same period in Fiscal 2024.

8.	OTHER ASSETS

Other assets consisted of the following:

	March 31,	June 30,
	2025	2024
	(Unaudited)
Deposits for rental and utilities and others	$120	$234
Downpayment for Purchase of Investment Properties*	1,580	1,580
Less: Provision for Impairment	(1,580)	(1,580)
Currency translation effect	1	(2)
Total	$121	$232

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

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of March 31, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$3,955	$3,670
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,865	$1,786
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$341	$341

As of June 30, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$3,907	$3,626
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,843	$1,818
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$318	$318

10.	ACCRUED EXPENSE

Accrued expense consisted of the following:

	March 31,	June 30,
	2025	2024
	(Unaudited)

Payroll and related costs	$886	$1,737
Commissions	199	164
Legal and audit	263	328
Sales tax and witholding tax	101	34
Sales rebate	20	81
Travel Expense	38	25
Utilities	122	231
Warranty	21	27
Accrued purchase of materials and property, plant and equipment	315	553
Provision for reinstatement	352	380
Other accrued expense	131	52
Currency translation effect	48	22
Total	$2,496	$3,634

11.	ASSURANCE WARRANTY ACCRUAL

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

	March 31,	June 30,
	2025	2024
	(Unaudited)

Beginning	$27	$24
Additions charged to cost and expense	2	21
Utilization	(8)	(20)
Currency translation effect	-	2
Ending	$21	$27

12.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	March 31,	June 30,
	2025	2024
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% for both March 31, 2025 and June 30, 2024) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,276 and $2,208, as at March 31, 2025 and June 30, 2024, respectively.	$527	$596
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	15	44
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	95	124
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	92	110
Total bank loans payable	$729	$874

Current portion of bank loans payable	233	235
Currency translation effect on current portion of bank loans	22	26
Current portion of bank loans payable	255	261
Long-term portion of bank loans payable	430	591
Currency translation effect on long-term portion of bank loans	44	22
Long-term portion of bank loans payable	$474	$613

Future minimum payments (excluding interest) as at March 31, 2025, were as follows:

Remainder of Fiscal 2026	$70
2027	247
2028	227
Thereafter	185
Total obligations and commitments	$729

Future minimum payments (excluding interest) as at June 30, 2024, were as follows:

2026	$260
2027	230
2028	212
Thereafter	172
Total obligations and commitments	$874

13.	COMMITMENTS AND CONTINGENCIES

As at March 31, 2025, the Company has capital commitment of $320 related to the relocation of its China facilities to enhance operational synergies and align with a more space-efficient business model, as compared to capital commitment of $65 as at June 30, 2024.

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

Our operating businesses are organized based on the nature of markets. The SBS segment comprises our core semiconductor back-end equipment manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries are being reported together in our IE segment. A detailed description of our operating segments as of March 31, 2025 can be found in the overview section of Item 2 of this Quarterly Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". A mapping of our previous presentation and the new segments is presented below:

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

Our CODM uses total revenue, gross profit, operating income and total assets in assessing segment performance and deciding how to allocate resources. Segment operating income includes corporate allocations. Segment revenues include sales of equipment and services by our segments. Total intersegment sales were $3 and $37 in the three months ended March 31, 2025 and March 31, 2024 respectively. Certain corporate costs, including those related to legal, information technology, human resources and shared services are allocated to our segments based on their relative revenues, manpower costs and fixed assets.

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

The following Segment Information is unaudited for the nine months ended March 31, 2025, and March 31, 2024:

Business Segment Information:

	Nine Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	March 31,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2025	$18,113	$4,972	$271	$31,829	$1,872	$352
	2024	$22,769	$6,082	$714	$33,463	$3,308	$208

Industrial Electronics	2025	7,665	1,572	(30)	5,915	170	56
	2024	9,778	2,028	510	6,705	183	-

Others	2025	24	(28)	(454)	2,215	51	-
	2024	19	(33)	(489)	2,919	55	-

Total Company	2025	$25,802	$6,516	$(213)	$39,959	$2,093	$408
	2024	$32,566	$8,077	$735	$43,087	$3,546	$208

The following Segment Information is unaudited for the three months ended March 31, 2025, and March 31, 2024:

Business Segment Information:

	Three Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	March 31,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2025	$5,425	$1,436	$(3)	$31,829	$597	$100
	2024	$7,697	$2,220	$412	$33,463	$684	$50
				.
Industrial Electronics	2025	1,950	548	-	5,915	57	56
	2024	2,695	493	26	6,705	58	-

Others	2025	9	(8)	(340)	2,215	17	-
	2024	6	(10)	(379)	2,919	20	-

Total Company	2025	$7,384	$1,976	$(343)	$39,959	$671	$156
	2024	$10,398	$2,703	$59	$43,087	$762	$50

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

15.	OTHER (EXPENSE) / INCOME

Other (expense) / income consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$74	$88	$257	$262
Other rental income	29	29	109	101
Exchange (loss) / gain	(251)	113	(207)	(64)
Other miscellaneous income	4	22	18	67
Total	$(144)	$252	$177	$366

16.	GOVERNMENT GRANTS

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Government grant	$22	$12	$93	$89

In the three months ended March 31, 2025, the Company received government grants amounting to $22, $19 of which was an incentive from the Singapore government for local resident recruitment, and $3 related to capital expenditure subsidy received from the China government. During the same period in 2024, the Company received government grants amounting to $12, $7 of which was an incentive from the Singapore government for local resident recruitment, and $5 related to capital expenditure subsidy received from the China government.

In the nine months ended March 31, 2025, the Company received government grants amounting to $93, $81 of which was financial assistance received from the Singapore government for local resident recruitment, and the remaining $12, which was related to capital expenditure subsidy received from the China government. During the same period in Fiscal 2024, the Company received government grants amounting to $89, $19 of which was an incentive from the Singapore government for local resident recruitment, $12 related to capital expenditure subsidy received from the China government and $57 from the U.S. government related to Employee Retention Credit (“ERC”).

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $nil for the three and nine months ended March 31, 2025, as compared to $15 and $30 for the three and nine months ended March 31, 2024, respectively.

The Company's income tax expense was $6 and $196 for the three and nine months ended March 31, 2025, as compared to $142 and $274 for the same period in Fiscal 2024. Income tax expense decreased due to lower chargeable income. Our effective tax rate (“ETR”) from continuing operations was 933.3% and 24.3% for the nine months ended March 31, 2025 and March 31, 2024, respectively. ETR was higher for the nine months ended March 31, 2025, due to lower deferred tax assets in our Singapore operation, driven by lower provisions, which reduced the deductible temporary differences. The income tax expense that resulted from lower deferred tax assets was partially offset by lower GILTI tax due to lower chargeable income derived from controlled foreign corporation.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at March 31, 2025 and March 31, 2024, respectively.

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

The following table is the reconciliation of contract balances.

	March 31,	June 30,
	2025	2024
	(Unaudited)

Trade Accounts Receivable	$8,965	$10,661
Accounts Payable	1,958	3,175
Contract Liabilities	673	754

Remaining Performance Obligation

The Company had $nil remaining performance obligations, which represents our obligation to deliver products and services for both period ended March 31, 2025 and March 31, 2024.

19.	EARNINGS PER SHARE

Options to purchase 819,250 shares of Common Stock at exercise prices ranging from $3.73 to $7.76 per share were outstanding as of March 31, 2025. 140,706 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2025, because they were anti-dilutive.

Options to purchase 741,750 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of March 31, 2024. 140,500 stock options were excluded in the computation of EPS for the three and nine months ended March 31, 2024, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

(Loss) / Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(498)	$71	$(227)	$801
Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	3	(1)	3	6
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(495)	$70	$(224)	$807

Weighted average number of common shares outstanding - basic	4,272	4,176	4,258	4,131
Dilutive effect of stock options	103	106	113	143
Number of shares used to compute (loss) / earnings per share - diluted	4,375	4,282	4,371	4,274

Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.12)	$0.02	$(0.05)	$0.19
Basic (loss) / earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic (Loss) / Earnings per Share from Net (Loss) / Income Attributable to Trio-Tech International	$(0.12)	$0.02	$(0.05)	$0.19

Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.12)	$0.02	$(0.05)	$0.19
Diluted (loss) / earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted (Loss) / Earnings per Share from Net (Loss) / Income Attributable to Trio-Tech International (1*)	$(0.12)	$0.02	$(0.05)	$0.19

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●	An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term
●	A risk-free interest rate varying from 0.11% to 4.59% (2024: 0.11% to 4.59%);
●	No expected dividend payments; and
●	Expected volatility of 46.7% to 73.9% (2024: 53.8% to 73.85%).

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

During the nine-month period ended March 31, 2025, there were 80,000 stock options granted and 2,500 stock options were exercised under 2017 Employee Plan. The Company recognized $209 in stock-based compensation expense during the nine months ended March 31, 2025.

During the nine-month period ended March 31, 2024, there were 122,500 stock options granted and 64,625 stock options were exercised under 2017 Employee Plan. The Company recognized $208 in stock-based compensation expense during the nine months ended March 31, 2024.

As of March 31, 2025, there were vested stock options granted under the 2017 Employee Plan covering a total of 210,750 shares of Common Stock. The weighted-average exercise price was $5.59 and the weighted average remaining contractual term was 2.60 years.

As of March 31, 2024, there were vested stock options granted under the 2017 Employee Plan covering a total of 136,250 shares of Common Stock. The weighted-average exercise price was $5.57 and the weighted average remaining contractual term was 3.12 years.

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	270,750	$5.35	3.43	$268
Granted	80,000	6.20	-	-
Exercised	(2,500)	4.97	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2025	348,250	5.55	3.13	243
Exercisable at March 31, 2025	210,750	5.59	2.60	160

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2025, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2024	134,500	$5.12
Granted	80,000	6.30
Vested	(77,000)	-
Non-vested at March 31, 2025	137,500	5.47

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2024, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2023	216,375	$4.89	2.92	$140
Granted	122,500	4.96	-	-
Exercised	(64,625)	3.14	-	-
Forfeited or expired	(3,500)	3.75	-	-
Outstanding at March 31, 2024	270,750	$5.35	3.68	$331
Exercisable at March 31, 2024	136,250	$5.57	3.12	$150

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

During the nine-month period ended March 31, 2025, the Company granted 100,000 stock options under the 2017 Directors Plan. There were 60,000 stock options exercised and the Company recognized $204 in stock-based compensation expense during the nine months ended March 31, 2025.

During the nine-month period ended March 31, 2024, the Company granted 100,000 stock options and 49,000 stock options were exercised under the 2017 Directors Plan. The Company recognized $220 in stock-based compensation expense during the nine months ended March 31, 2024.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of March 31, 2025, or March 31, 2024.

As of March 31, 2025, there were vested stock options granted under the 2017 Directors Plan covering a total of 471,000 shares of Common Stock. The weighted average exercise price was $5.80 and the weighted average remaining contractual term was 3.01 years.

As of March 31, 2024, there were vested stock options granted under the 2017 Directors Plan covering a total of 471,000 shares of Common Stock. The weighted average exercise price was $5.08 and the weighted average remaining contractual term was 2.87 years.

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	431,000	$5.24	2.88	$531
Granted	100,000	-	-	-
Exercised	(60,000)	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2025	471,000	5.80	3.01	291
Exercisable at March 31, 2025	471,000	$5.80	3.01	$291

A summary of option activities under the 2017 Directors Plan during the nine months ended March 31, 2024, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2023	420,000	$4.91	2.91	$309
Granted	100,000	5.01	-	-
Exercised	(49,000)	3.51	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2024	471,000	$5.08	2.87	$744
Exercisable at March 31, 2024	471,000	$5.08	2.87	$744

21.	LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 48 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $17 and $34 for the three months ended March 31, 2025, and March 31, 2024, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2025 to the fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancelable operating leases is contractually due as follows as of March 31, 2025:

Remainder of 2025	$39
2026	61
2027	19
2028	16
2029	4
$139

Future minimum rental income in China and Thailand to be received from Fiscal 2025 to Fiscal 2027 on non-cancelable operating leases is contractually due as follows as of June 30, 2024:

2025	$131
2026	44
2027	16
$191

Company as Lessee

The Company is the lessee under operating leases for corporate offices and manufacturing and testing facilities with remaining lease terms of one year to five years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

Components of Lease Balances	March 31,	June 30,
	2025	2024
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$1,642	$1,649
Accumulated depreciation	(1,110)	(1,091)
Plant and Equipment, Net	$532	$558

Current portion of finance leases	$45	$57
Net of current portion of finance leases	-	34
Total Finance Lease Liabilities	$45	$91

Operating Leases (Corporate Offices, Manufacturing and Testing Facilities)
Operating lease right-of-use assets, Net	$1,107	$1,887

Current portion of operating leases	698	1,162
Net of current portion of operating leases	407	725
Total Operating Lease Liabilities	$1,105	$1,887

As of March 31, 2025, the Company has entered into lease agreements for properties that have been signed but have not yet commenced. The leases agreements are expected to begin on June 1, 2025. The future minimum lease payments are $5 for the remainder of Fiscal 2025, $62 for Fiscal 2026, $62 for Fiscal 2027 and $123 thereafter. Since the lease terms have yet to commence, the Company has not recognized a Right-of-Use (ROU) asset and its corresponding lease liability in the balance sheet as of March 31, 2025. The ROU asset and lease liabilities will be recognized in the financial statements when the lease term commences.

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$1	$1	$3	$6
Amortization of right-of-use assets	19	13	57	69
Total finance lease cost	20	14	60	75

Operating Lease Costs	$355	$393	$1,130	$1,147

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Nine Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(3)	$(5)
Operating cash flows from operating leases	(1,077)	(1,056)
Finance cash flows from finance leases	(48)	(82)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	-	732

Weighted-Average Remaining Lease Term:
Finance leases	1.00	1.07
Operating leases	2.25	1.83
Weighted-Average Discount Rate:
Finance leases	2.28%	2.82%
Operating leases	5.31%	5.58%

As of March 31, 2025, the maturities of the Company’s operating and finance lease liabilities are as follow:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
Remainder of Fiscal 2025	308	11
2026	491	35
2027	151	-
Thereafter	220	-
Total future minimum lease payments	$1,170	$46
Less: amount representing interest	(65)	(1)
Present value of net minimum lease payments	$1,105	$45

Presentation on statement of financial position
Current	698	45
Non-Current	407	-

As of June 30, 2024, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
2025	$1,234	$61
2026	658	34
2027	86	-
Total future minimum lease payments	$1,978	$95
Less: amount representing interest	(91)	(4)
Present value of net minimum lease payments	$1,887	$91

Presentation on statement of financial position
Current	$1,162	$57
Non-Current	725	34

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2025 and year ended June 30, 2024.

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

23.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Nine Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue
- Customer A	20.9%	19.8%
- Customer B	16.1%	16.5%
- Customer C	10.4%	13.3%
Trade Account Receivables
- Customer A	18.1%	18.2%
- Customer B	13.7%	17.8%
- Customer C	17.1%	20.3%

24.	SUBSEQUENT EVENTS

On May 8, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $1 million of its issued and outstanding common stock over a period of two years. Any and all share repurchase transactions are subject to market condition and applicable legal requirements.

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

In the first quarter of Fiscal 2025, we made changes in our business strategy in an effort to better align with our focus areas and to streamline operations. While the semiconductor industry is and will remain a major market for the Company, an important component of our strategy is to reduce our historic concentration on this industry. As a result, we organized our operating businesses based on the markets that we serve. Beginning in Fiscal 2025, we report our financial performance based on our new segments, Semiconductor Back-end Solutions and Industrial Electronics.

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

Third Quarter Fiscal Year 2025 Highlights

●	Total revenue decreased by $3,014, or 29.0%, to $7,384 in the third quarter of Fiscal 2025, compared to $10,398 for the same period in Fiscal 2024.
●	SBS segment revenue decreased by $2,272, or 29.5% to $5,425 for the third quarter of Fiscal 2025, compared to $7,697 for the same period in Fiscal 2024.
●	IE segment revenue decreased by $745, or 27.6%, to $1,950 for the third quarter of Fiscal 2025, compared to $2,695 for the same period in Fiscal 2024.
●	The overall gross profit margin increased by 0.8% to 26.8% for the third quarter of Fiscal 2025, from 26.0% for the same period in Fiscal 2024.

●	General and administrative expense decreased by $284, or 12.1%, to $2,067 for the third quarter of Fiscal 2025, from $2,351 for the same period in Fiscal 2024.
●	Selling expense increased by $12, or 5.9%, to $216 for the third quarter of Fiscal 2025, from $204 for the same period in Fiscal 2024.
●	Loss from operations was $343 for the third quarter of Fiscal 2025, reflecting a decline of $402 as compared to income from operations of $59 for the same period in Fiscal 2024.
●	Other expense was $144 for the third quarter of Fiscal 2025, representing an unfavorable variance of $396 as compared to other income of $252 for the same period in Fiscal 2024.
●	Income tax expense was $6 in the third quarter of Fiscal 2025, a decrease of $136 as compared to $142 for the same period in Fiscal 2024.
●

During the third quarter of Fiscal 2025, loss from continuing operations before non-controlling interest, net of tax was $481, as compared to income from continuing operations before non-controlling interest of $164 for the same period in Fiscal 2024.

●	Net income attributable to non-controlling interest for the third quarter of Fiscal 2025 was $19, a decrease of $74 as compared to net income of $93 for the same period in Fiscal 2024.
●	Basic loss per share for the third quarter of Fiscal 2025 was $0.12, as compared to earnings per share of $0.02 for the same period in Fiscal 2024.
●	Diluted loss per share for the third quarter of Fiscal 2025 was $0.12, as compared to earnings per share of $0.02 for the same period in Fiscal 2024.
●	Total assets decreased by $2,581 to $39,959 as of March 31, 2025, compared to $42,540 as of June 30, 2024.
●	Total liabilities decreased by $3,731 to $7,231 as of March 31, 2025, compared to $10,962 as of June 30, 2024.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three and nine months ended March 31, 2025 and 2024.

Revenue Components	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Semiconductor Back-end Solutions (SBS)	73.5%	74.0%	70.2%	69.9%
Industrial Electronics (IE)	26.4%	25.9%	29.7%	30.0%
Others	0.1%	0.1%	0.1%	0.1%
Total	100%	100%	100.0%	100.0%

Revenue for the three and nine months ended March 31, 2025 was $7,384 and $25,802, respectively, a decrease of $3,014 and $6,764, respectively, when compared to the revenue of $10,398 and $32,566 for the same period of Fiscal 2024. As a percentage, revenue decreased by 29.0% and 20.8% for the three and nine months ended March 31, 2025, when compared to revenue for the same period of Fiscal 2024.

Revenue within our two current segments for the three and nine months ended March 31, 2025, is discussed below.

Semiconductor Back-end Solutions (SBS)

Revenue in the SBS segment as a percentage of total revenue was 73.5% and 70.2% for the three and nine months ended March 31, 2025, a decrease of 0.5% and an increase of 0.3% of total revenue respectively, when compared to 74.0% and 69.9% in the same period of Fiscal 2024. Total SBS revenue decreased by $2,272 to $5,425 from $7,697 and decreased by $4,656 to $18,113 from $22,769 for the three and nine months ended March 31, 2025, respectively.

SBS experienced a decline in revenue from its China and Singapore operations. The weakened demand for testing services in China was driven by the broader market downturn and ongoing trade tensions between China and the U.S. However, demand appears to be shifting from China to other countries in the region, benefiting the Malaysia and Thailand operations. Malaysia's revenue demonstrated year-on-year growth for both the three-month and nine-month periods ended March 31, 2025, compared to the same timeframe in the previous fiscal year. Similarly, revenue in Thailand trended upward in the third quarter of Fiscal 2025, indicating early signs of recovery from the cyclical downturn. The increase in revenue noted from Malaysia and Thailand operations has not fully mitigated the revenue contraction in China, and until trade tensions ease and macroeconomic conditions stabilize, we may continue to experience weakened revenue in our SBS segment.

The contraction in manufacturing sales in Singapore is similarly primarily driven by the overall market downturn, reflecting the cyclical nature of the semiconductor industry—where phases of growth are often followed by periods of reduced demand, as observed in this fiscal year. The market remains highly sensitive to global economic shifts and changes in consumer demand, leading to fluctuations in performance. The decline in SBS segment demand underscores broader challenges across the customer base, where macroeconomic uncertainties and volatile external conditions have impacted financial performance.

Overall, the revenue decline in our SBS segment may be sustained in the short-term in the event the trade tensions between the U.S. and China continue and the resulting market downturn reflecting reduced consumer demand for semiconductors is not reversed. While external market dynamics are beyond the Company's control, proactive measures are being taken to align cost structures and operational capacity with current demand levels. The focus remains on preserving financial flexibility and ensuring the ability to efficiently scale operations when market conditions improve.

Industrial Electronics (IE)

Revenue in the IE segment as a percentage of total revenue was 26.4% and 29.7% for the three and nine months ended March 31, 2025, representing an increase of 0.5% and a decrease of 0.3% respectively, compared to 25.9% and 30.0% in the same period of Fiscal 2024. Total IE revenue decreased by $745 from $2,695 to $1,950 and decreased by $2,113 from $9,778 to $7,665 for the three and nine months ended March 31, 2025, respectively, compared to the same period of Fiscal 2024

The decline in IE revenue was primarily due to lower sales of electronic components, impacted by temporary supply chain delays from our principal suppliers. These delays are timing-related, with recovery anticipated over the next few fiscal quarters. The Company’s production and inventory planning is guided by demand forecasts, which are complex and influenced by macroeconomic factors but allow flexibility to respond to changing market conditions. Although customers may reschedule orders on short notice or request short lead times, we continue to collaborate closely with suppliers to enhance responsiveness. The Company remains confident in its ability to navigate these challenges and is focused on strengthening supply chain agility and demand forecasting to support a sustained recovery.

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

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expense in its subsidiaries. Strengthening of the United States dollar (“U.S. Dollar”) relative to foreign currencies adversely affects the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, or at all, which would adversely affect the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. Dollar, recently observed as a result of current U.S. economic and trade policies, while generally beneficial to the Company’s foreign currency denominated sales and earnings, could cause the Company to reduce international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

The recent U.S. tariff regime announced in April 2025 could potentially influence downstream demand variability among our customers. While we have no direct significant exposure to these tariffs, secondary effects may arise if customers adjust their procurement strategies in response to trade policy changes. Based on our preliminary observations, demand appears to shift from China to other countries in the region. However, potential effects on macro demand in the future are far from clear, although we recognize the risk of revenue volatility should global demand continue to weaken due to the continued trade tensions between China and the U.S. and the potential that such continued trade tensions result in declining economic conditions. We continue to evaluate capacity adjustments in alignment with observable demand signals while maintaining operational flexibility to adapt to changing market conditions.

Comparison of the Three Months Ended March 31, 2025, and March 31, 2024

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2025 and 2024 respectively:

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	73.2%	74.0%
Gross Margin	26.8%	26.0%
Operating expense
General and administrative	28.0%	22.6%
Selling	2.9%	2.0%
Research and development	1.2%	0.8%
(Gain) on disposal of property, plant and equipment	(0.7)%	0.0%
Total operating expense	31.4%	25.4%
(Loss) / Income from Operations	(4.7)%	0.6%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 0.8% to 26.8% for the three months ended March 31, 2025, from 26.0% for the same period of Fiscal 2024. Gross profits decreased by $727 to $1,976 for the three months ended March 31, 2025, from $2,703 for the same period in Fiscal 2024.

Gross profit margin as a percentage of revenue in the SBS segment decreased by 2.4% to 26.5% for the three months ended March 31, 2025, as compared to 28.8% for the same period in Fiscal 2024. In absolute dollar amounts, gross profit in the SBS segment for the three months ended March 31, 2025, was $1,436, a decrease of $784, compared to $2,220 in the same period in Fiscal 2024. Gross margin decreased as the revenue contraction outpaced our ability to proportionally reduce cost of sales. Specific structural costs comprising our cost of sales, such as indirect technical labor and equipment depreciation have limited scalability, resulting in a proportionally smaller reduction in cost of sales compared to the revenue decline, which amplified gross margin erosion.

Gross profit margin as a percentage of revenue in the IE segment increased by 9.8% to 28.1% for the three months ended March 31, 2025, from 18.3% for the same period in Fiscal 2024. In absolute dollar amounts, gross profit in the IE segment for the three months ended March 31, 2025, was $548, indicating an increase of $55, compared to $493 in the same period in Fiscal 2024. The gross profit margin improvement in the IE segment reflects a more favorable product mix of equipment sales this quarter, with higher-margin products accounting for a significantly larger proportion of total sales compared to previous periods. This shift in mix dynamics where higher-value products drive more revenue has lifted overall profitability. This is in contrast with same quarter in last Fiscal 2024 when margins were diluted by greater volume of lower-margin sales.

Operating Expense

Operating expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
General and administrative	$2,067	$2,351
Selling	216	204
Research and development	90	89
(Gain) on disposal of property, plant and equipment	(54)	-
Total	$2,319	$2,644

General and administrative expense decreased by $284, or 12.1%, from $2,351 to $2,067 for the three months ended March 31, 2025, compared to the same period in Fiscal 2024. The decrease in general and administrative expense was mainly attributable to lower remuneration related and travel expense in the current quarter as compared to same period of Fiscal 2024, driven by our ongoing cost optimization initiatives in the testing operations.

Selling expense increased by $12, or 5.9%, from $204 to $216 for the three months ended March 31, 2025, compared to the same period in Fiscal 2024. The increase in selling expense was primarily attributable to an increase in commissions paid to agents for commission-based sales in the IE segment.

(Loss) / Income from Operations

Loss from operations was $343 for the three months ended March 31, 2025, an unfavorable transition of $402, as compared to income of $59 from operations for the same period in Fiscal 2024. The transition from an income to loss was driven primarily by a large revenue decline in absolute terms, which outpaced the reduction of operating costs proportionately, due to the inherently fixed nature of its operating costs, where a substantial portion such as depreciation, remuneration, administrative and professional fees, remained structurally rigid and could not be scaled down dynamically to match the decline in revenue. Consequently, the revenue shortfall had an amplified impact on operating profitability as fixed costs were absorbed across a diminished revenue base.

Interest Expense

Interest expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Interest expense	$10	$17

Interest expense was $10 for the three months ended March 31, 2025, a decrease of $7, or 41.2%, compared to $17 for the same period of Fiscal 2024 due to lower utilization of credit facilities and a reduction in outstanding loans. As of March 31, 2025, the Company had an unused line of credit of $5,797 as compared to $5,794 as at March 31, 2024.

Other (Expense) / Income

Other (Expense) / Income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Interest income	$74	$88
Other rental income	29	29
Exchange (loss) / gain	(251)	113
Other miscellaneous income	4	22
Total	$(144)	$252

There was an unfavorable shift by $396 in other expense to $144 for the three months ended March 31, 2025 as compared to other income of $252 for the same period in Fiscal 2024. The shift was primarily driven by an unfavorable foreign currency movement, with unrealized exchange loss of $235, for the three months ended March 31, 2025, in contrast with exchange gain recorded for the same period in Fiscal 2024. Our net income is exposed to foreign exchange fluctuations as our subsidiaries' functional currencies differ from the U.S. dollar. For the three months ended March 31, 2025, the strengthening of the Singapore dollar against the U.S. dollar resulted in unrealized foreign exchange losses, primarily from the remeasurement of USD-denominated monetary assets and liabilities.

Government Grant

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)

Government Grant	$22	$12

In the three months ended March 31, 2025, the Company received government grants amounting to $22, $19 of which was an incentive from the Singapore government for local resident recruitment, and $3 related to capital expenditure subsidy received from the China government.

During the same period in Fiscal 2024, the Company received government grants amounting to $12, $7 of which was an incentive from the Singapore government for local resident recruitment, and $5 related to capital expenditure subsidy received from the China government.

Income Tax Expense

The Company's income tax expense was $6 and $142 for the three months ended March 31, 2025, and 2024, respectively. Income tax expense declined in line with lower chargeable income attributable to the revenue decrease.

Non-controlling Interest

As of March 31, 2025, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-tech JiangSu Co. Ltd. The share of non-controlling interest in the net income from the subsidiaries for the three months ended March 31, 2025 was $19 compared to the share of income from the non-controlling interest of $93 for the same period of Fiscal 2024. The decrease in net income shared by non-controlling interest in the subsidiaries was attributable to the decrease in net income generated by the Company’s China operations.

Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders

Net loss attributable to Company’s common shareholders was $495 for the three months ended March 31, 2025, compared to a net income of $70 for the same period in Fiscal 2024.

Loss / Earnings per Share

Basic loss per share from continuing operations were $0.12 for three months ended March 31, 2025 as compared to basic earnings per share of $0.02 for the same period of Fiscal 2024. Basic earnings per share from discontinued operations were $nil for three months ended March 31, 2025 and March 31, 2024 respectively.

Diluted loss per share from continuing operations were $0.12 for three months ended March 31, 2025 as compared to diluted earnings per share of $0.02 for the same period of Fiscal 2024. Diluted earnings per share from discontinued operations were $nil for three months ended March 31, 2025 and March 31, 2024.

Segment Information

The revenue, gross margin, and (loss) / income from operations for each segment during the third quarter of Fiscal 2025 and Fiscal 2024 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of (loss) / income from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$5,425	$7,697
Gross margin	26.5%	28.8%
(Loss) / Income from operations	$(3)	$412

Loss from operations from the SBS segment was $3 compared to income from operations of $412 in the same period in Fiscal 2024. The shift from an income to a loss from operations was due to a decrease in revenue and gross profit in absolute dollar amounts. Operating expense decreased from $1,808 for the three months ended March 31, 2024 to $1,439 for the three months ended March 31, 2025. Although operating expense declined, the sharper drop in revenue, coupled with the fixed-cost nature of general and administrative expenses, led to an operating loss for the three months ended March 31, 2025, a reversal compared to an operating income for the three months ended March 31, 2024. The bulk of these operating costs, which are largely inflexible to revenue fluctuations, could not adjust proportionally to the top-line contraction.

Industrial Electronics (IE)

The revenue, gross margin, and (loss) / income from operations for the IE segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$1,950	$2,695
Gross margin	28.1%	18.3%
Income from operations	$-	$26

The IE segment reach breakeven for the three months ended March 31, 2025, a decline of $26 from income from operations of $26 in the same period in Fiscal 2024. The decline was mainly attributable to a decrease in revenue and gross profit in absolute dollar amounts. Operating expense increased from $467 for the three months ended March 31, 2024 to $548 for the three months ended March 31, 2025. While gross margins improved, the significant decline in revenue was insufficient to offset the impact of operating expenses, where costs are primarily fixed in nature. As a result, the current quarter ended with a breakeven operating performance, a shift from the operating income for the three months ended March 31, 2024.

Comparison of the Nine Months Ended March 31, 2025, and March 31, 2024

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2025 and 2024 respectively:

	Nine Months Ended
	March 31,	March 31,
	2025	2024

Revenue	100.0%	100.0%
Cost of sales	74.7%	75.2%
Gross Margin	25.3%	24.8%
Operating expense:
General and administrative	23.2%	19.5%
Selling	2.1%	2.0%
Research and development	1.1%	0.9%
(Gain) / Loss on disposal of property, plant and equipment	(0.4)%	0.2%
Total operating expense	26.1%	22.6%
Income from Operations	(0.8)%	2.2%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased marginally by 0.5% to 25.3% for the nine months ended March 31, 2025, from 24.8% for the same period of Fiscal 2024. Gross profits decreased by $1,561 to $6,516 for the nine months ended March 31, 2025, from $8,077 for the same period in Fiscal 2024.

Gross profit margin as a percentage of revenue in the SBS segment increased by 0.7% to 27.4% for the nine months ended March 31, 2025, as compared to 26.7% for the same period in Fiscal 2024. Despite the revenue contraction, gross profit margin improved slightly, mainly due to the completion of asset depreciation cycles in our China operations, lowering the cost of sales. Going forward, the Company remains focused on prioritizing cost control measures amid a challenging demand environment. In absolute dollar amounts, gross profit in the SBS segment for the nine months ended March 31, 2025, was $4,972, a decrease of $1,110, compared to $6,082 in the same period in Fiscal 2024. The decrease in absolute dollar of gross profit is attributed to the decline in revenue.

Gross profit margin as a percentage of revenue in the IE segment decreased by 0.2% to 20.5% for the nine months ended March 31, 2025, compared to 20.7% in the same period in Fiscal 2024. In absolute dollar amounts, gross profit in the IE segment for the nine months ended March 31, 2025, was $1,572, indicating a decrease of $456, compared to $2,028 in the same period in Fiscal 2024. The gross profit margin contraction was mainly driven by reduced demand and a sales mix with comparatively lower margins. The segment's inherent cost structure further pressured margins, as a portion of the cost of sales consists of fixed costs that, when allocated across lower revenue, result in the decline in gross profit margin.

Operating Expense

Operating expense for the nine months ended March 31, 2025 and 2024 was as follows:

	Nine Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
General and administrative	$5,996	$6,326
Selling	542	639
Research and development	292	305
(Gain) / Loss on disposal of property, plant and equipment	(101)	72
Total	$6,729	$7,342

General and administrative expense decreased by $330, or 5.2%, from $6,326 to $5,996 for the nine months ended March 31, 2025, compared to the same period in Fiscal 2024. The decrease in general and administrative expense was mainly attributable to lower remuneration related expense.

Selling expense decreased by $97, or 15.2%, from $639 to $542 for the nine months ended March 31, 2025, compared to the same period in Fiscal 2024. The decrease in selling expense was mainly due to lower commission costs, driven by a decline in commissionable revenue.

(Loss) / Income from Operations

Loss from operations was $213 for the nine months ended March 31, 2025, an unfavorable shift of $948, compared to income of $735 from operations for the same period in Fiscal 2024. The decrease was mainly due to lower revenue and gross profit in absolute dollars amount across all business segments.

Interest Expense

Interest expense for the nine months ended March 31, 2025 and 2024 was as follows:

	Nine Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Interest expense	$36	$63

Interest expense was $36 for the nine months ended March 31, 2025, a decrease of $27, or 42.9%, compared to $63 for the same period of Fiscal 2024 due to lower utilization of credit facilities and a reduction in outstanding loans over the period.

Other Income

Other Income for the nine months ended March 31, 2025 and 2024 was as follows:

	Nine Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Interest income	$257	$262
Other rental income	109	101
Exchange gain / (loss)	(207)	(64)
Other miscellaneous income	18	67
Total	$177	$366

Other income decreased by $189 from $366 to $177 for the nine months ended March 31, 2025 compared to the same period in Fiscal 2024. The decrease was primarily driven by a larger unfavorable foreign currency impact, with an unrealized translation effect of $135 for the nine months ended March 31, 2025.

Government Grant

	Nine Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)

Government Grant	$93	$89

In the nine months ended March 31, 2025, the Company received government grants amounting to $93, $81 of which was an incentive from the Singapore government for local resident recruitment, and $12 related to capital expenditure subsidy received from the China government.

During the same period in Fiscal 2024, the Company received government grants amounting to $89, $19 of which was financial assistance received from the Singapore government for local resident recruitment, $12 related to capital expenditure subsidy received from the China government and $57 from the U.S. government related to Employee Retention Credit (“ERC”).

Income Tax Expense

The Company's income tax expense was $196 and $274 for the nine months ended March 31, 2025, and 2024, respectively. Income tax expense decreased due to lower chargeable income resulting from the decrease in revenue discussed above.

Non-controlling Interest

As of March 31, 2025, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd and 51% interest in Trio-tech JiangSu Co. Ltd. The share of non-controlling interest in the net income from the subsidiaries for the nine months ended March 31, 2025 was $54 compared to the share of income from the non-controlling interest of $49 for the same period of Fiscal 2024. The increase in the net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Company’s China and Malaysia operations.

Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders

Net loss attributable to Company’s common shareholders was $224 for the nine months ended March 31, 2025, a negative swing of $1,031, compared to a net income of $807 for the same period in Fiscal 2024.

Loss / Earnings per Share

Basic loss per share from continuing operations was $0.05 for nine months ended March 31, 2025 as compared to basic earnings per share of $0.19 for the same period of Fiscal 2024. Basic earnings per share from discontinued operations were $nil for nine months ended March 31, 2025 and March 31, 2024 respectively.

Diluted loss per share from continuing operations were $0.05 for nine months ended March 31, 2025 as compared to diluted earnings per share of $0.19 for the same period of Fiscal 2024. Diluted earnings per share from discontinued operations were $nil for nine months ended March 31, 2025 and March 31, 2024.

Segment Information

The revenue, gross margin, and (loss) / income from operations for each segment for the nine months ended March 31, 2025 and 2024 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of (loss) / income from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the nine months ended March 31, 2025 and 2024 were as follows:

	Nine Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$18,113	$22,769
Gross margin	27.4%	26.7%
Income from operations	$271	$714

Income from operations from the SBS segment was $271 compared to income from operations of $714 in the same period in Fiscal 2024. The decrease in income from operations was mainly due to a decrease in revenue in absolute dollar amounts. Operating expense was $4,701 and $5,368 for the nine months ended March 31, 2025 and 2024, respectively. The decrease in operating expense was mainly due to a gain from disposal of fixed asset, lower performance-based remunerations and also lower selling expenses for the nine months ended March 31, 2025 compared to the same period in Fiscal 2024.

Industrial Electronics (IE)

The revenue, gross margin, and (loss) / income from operations for the IE segment for the nine months ended March 31, 2025 and 2024 were as follows:

	Nine Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$7,665	$9,778
Gross margin	20.5%	20.7%
(Loss) / Income from operations	$(30)	$510

Loss from operations in the IE segment for the nine months ended March 31, 2025, was $30, a decline of $540 as compared to income from operations of $510 in the same period in Fiscal 2024. The decline was mainly attributable to a decrease in gross profit in absolute dollar amounts. Operating expense was $1,602 and $1,518 for the nine months ended March 31, 2025 and 2024, respectively.

Financial Condition

During the nine months ended March 31, 2025, total assets decreased by $2,581 to $39,959 compared to $42,540 as of June 30, 2024. The decrease was primarily due to a decrease in trade accounts receivable, inventories, operating lease right-of-use assets and property, plant and equipment, which was partially offset by an increase in cash and cash equivalents and other receivables.

Cash and cash equivalents were $11,020 at March 31, 2025, reflecting an increase of $985 from $10,035 at June 30, 2024. The net increase in cash equivalents was partially attributable to proceeds received from the exercise of director and employee stock options in the current quarter and also from favorable changes in working capital.

The trade accounts receivable balance as of March 31, 2025 decreased by $1,696 to $8,965, from $10,661 at June 30, 2024, primarily due to the decrease in revenue between June 30, 2024 and March 31, 2025. The number of days’ sales outstanding in accounts receivables for the group was 103 days and 90 days for the third quarter of Fiscal 2025 and the end of Fiscal 2024, respectively.

Other receivables at March 31, 2025, were $885, an increase of $344, compared to $541 at June 30, 2024. The increase was mainly due to recognition of deferred costs and advance payments made to our suppliers for goods and services in our Singapore and Malaysia operations. These are recorded as assets that deliver future economic benefits, with sales expected to be realized upon fulfilment in subsequent fiscal quarters.

Inventories at March 31, 2025, were $2,240, a decrease of $922, compared to $3,162 at June 30, 2024. The decrease in inventories was the result of maintenance of a conservative inventory level with the softer demand outlook, with the net reduction primarily reflecting utilization of existing stock for fulfilment of orders in our Singapore operations.

Prepaid expense was $473 at March 31, 2025 compared to $536 at June 30, 2024. Prepaid expense mainly comprises insurance, rental and software license fees. The decrease reflect timing differences in expense recognition where the variance arises from scheduled amortization of prior-period prepayments, offset by lower new prepayment additions.

Investment properties’ net in China was $357 at March 31, 2025 and $407 at June 30, 2024. The decrease was primarily due to the depreciation charged and foreign currency exchange movement between June 30, 2024 and March 31, 2025.

Property, plant and equipment decreased by $408 from $5,937 at June 30, 2024, to $5,529 at March 31, 2025, mainly due to depreciation charged for the period and asset disposals.

Other assets decreased by $111 to $121 at March 31, 2025 compared to $232 at June 30, 2024. Other assets mainly comprise of rental and utilities deposits.

Accounts payable decreased by $1,217 to $1,958 at March 31, 2025, compared to $3,175 at June 30, 2024. The decrease aligns with reduced procurement activity, consistent with lower inventory levels and softer revenue performance, as operational needs were scaled down.

Accrued expense decreased by $1,138 to $2,496 at March 31, 2025, as compared to $3,634 at June 30, 2024. The decrease in accrued expense was mainly due to payments made out of provisions and a decrease in accrued purchases.

Contract liabilities decreased by $81 to $673 at March 31, 2025 as compared to $754 at June 30, 2024. The decrease in contract liabilities is mainly due to fulfillment of services in our Singapore and China operations, where services were delivered against customer deposits received in prior periods.

Bank loans payable decreased by $145 to $729 as of March 31, 2025, as compared to $874 as of June 30, 2024. The decrease was mainly due scheduled debt repayments, absence of new loan arrangements coupled with foreign currency exchange movement between June 30, 2024 and March 31, 2025.

Finance leases decreased by $46 to $45 at March 31, 2025, as compared to $91 at June 30, 2024. This was due to the repayments of leases in our Singapore and Malaysia operations, with no new lease additions during the period between June 30, 2024 and March 31, 2025.

Operating lease right-of-use assets and the corresponding lease liability decreased by $782 to $1,105 at March 31, 2025, as compared to $1,887 at June 30, 2024. This was due to operating lease expense charged for the period and also partially driven by a shift in our business model in one of our China operations, resulting in a decrease in operating lease right-of-use assets and the corresponding lease liabilities due to the reduced need for space. The decrease is partially offset by lease renewals for our Singapore office.

Other non-current liabilities increased to $30 as at March 31, 2025, as compared to $27 at June 30, 2024.

Liquidity Comparison

Net cash provided by operating activities decreased by $1,483 to an inflow of $1,035 for the nine months ended March 31, 2025, from an inflow of $2,518 for the same period in Fiscal 2024. The decrease in net cash provided by operating activities was primarily due to higher payments to trade creditors by $2,899 and lower depreciation of $1,453 for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024. This was partially offset by higher cash inflow from collections of trade receivables and changes in inventory levels for the nine months ended March 31, 2025 with a difference of $1,953 and $1,453 respectively, compared to the same period in Fiscal 2024.

Net cash used in investing activities was $101 for the nine months ended March 31, 2025 a variance of $557 compared to net cash provided by investing activities of $456 for the same period in Fiscal 2024. This was primarily due to a higher net withdrawal from unrestricted term deposits upon maturity for the nine months ended March 31, 2024, and were held for working capital purposes. This was also due to higher capital expenditures during the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024.

Net cash used in financing activities for the nine months ended March 31, 2025, was $96, representing a decrease of $18, compared to cash outflow of $78 during the nine months ended March 31, 2024. The changes in cashflow from financing activities was mainly due to lesser proceeds from stock option exercise for the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2025.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: May 13, 2025