Form 10-K
period 2025-06-30
TRIO-TECH INTERNATIONAL
filed 2025-09-19
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $5.81 for shares of the registrant’s common stock on December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE American, was approximately $12,704,000. In calculating such aggregate market value, shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock, no par value, outstanding as of September 1, 2025 was 4,312,805.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

During the fiscal year ended June 30, 2025 (“Fiscal 2025”), the Company operated its business in two segments: Semiconductor Back-end Solutions and Industrial Electronics. In the first quarter of Fiscal 2025, we made changes in our business strategy in an effort to better align with our focus areas and to streamline operations. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China. While the semiconductor industry is and will remain a major market for the Company, an important component of our strategy is to reduce our historic concentration on this industry. As a result, we decided to organize our operating business based on the markets that we serve. Beginning in Fiscal 2025, we report our financial performance based on our new segments, Semiconductor Back-end Solutions and Industrial Electronics. For information relating to revenue, profit and loss and total assets for each of the segments, see Note 17 - Business Segments contained in the consolidated financial statements included in this Annual Report.

Company History – Certain Highlights for the Five Fiscal Years Ended June 30, 2025

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

2024

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 9001:2015 standards. (Mar 2024)

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 14001:2015 standards. (Mar 2024)

Trio-Tech (Tianjin) Co. Ltd. recertified to ISO 45001:2018 standards. (Mar 2024)

2025

Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 9001:2015 standards. (Sep 2024)

Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 14001:2015 standards. (Sep 2024)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 9001:2015 standards. (Sep 2024)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 14001:2015 standards. (Sep 2024)

Trio-Tech (Bangkok) Co. Ltd. recertified to ISO 9001:2015 standards. (Sep 2024)

Overall Business Strategies

Our core business is in the semiconductor industry, encompassing the manufacturing of equipment, provision of testing services and distribution of test and other semiconductor equipment and electronic components. The “Semiconductor Back-end Solutions” (“SBS”) segment comprises of our core semiconductor back-end manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries comprises our “Industrial Electronics” (“IE”) segment. Revenue from the SBS and IE segments accounted for 99.9% of our total revenue for the years ended June 30, 2025 and 2024, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and decline in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, we continue to put effort into expanding our line of businesses. Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects.

To achieve our strategic plan, we believe that we must pursue and win new business in the following areas:

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

Business Segments

In the first quarter of Fiscal 2025, we made changes in our business strategy in an effort to better align with our focus areas and to streamline operations. Beginning in Fiscal 2025, we report our financial performance based on our new segments, Semiconductor Back-end Solutions (“SBS”) and Industrial Electronics (“IE”). A mapping of our previous presentation and the revised segments is as presented below:

• Manufacturing – Manufacturing of equipment that solely serves the back-end processes of the semiconductor industry is presented under the SBS segment, and manufacturing of equipment that serves various industries is presented under the IE segment.

• Testing – Testing services are presented under the SBS segment.

• Distribution – Value-added distribution of burn-in test related equipment is presented under the SBS segment, and value-added distribution of other electronic products are presented under the IE segment.

• Real estate – Real estate segment relates to real estate investments made in ChongQing, China. When identifying reportable segments, management evaluates the contribution of each segment to our overall business strategy and whether the segment reported provides meaningful information to users about the Company’s performance and prospects. Revenue from the real-estate segment has been below 1% of total revenue in the past five fiscal years due to the negative real-estate environment in China. Effective in Fiscal 2025, management therefore concluded that the real-estate segment is not integral to the Company’s operations and does not intend to allocate any additional resources to this segment. As a result, this segment ceased to be a reportable segment in Fiscal 2025, and therefore will be presented under the Others segment.

Semiconductor Back-end Solutions (SBS)

The SBS segment of the Company designs and manufactures an extensive range of burn-in and reliability test equipment used in the “back-end” manufacturing processes of semiconductors. Our equipment includes burn-in systems, burn-in boards and related equipment that is used in the testing of structural integrity of integrated circuits. We also act as an extended development team of Integrated Device Manufacturers (“IDMs”) and Fabless semiconductor companies in the testing process with our expert technical skills, especially in the New Product Introduction (“NPI”) process. We provide comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia. Our customers include both manufacturers and end users of semiconductor and electronic components who look to us when they decide to outsource their testing process. We also support the asset-light strategy of our customers by setting up test facilities and providing component level, package level and system level testing services with expert technology that improves the productivity of our customers. The independent tests are performed to industry and customer specific standards.

Industrial Electronics (IE)

The IE segment of the Company includes the design, manufacture and distribution of an extensive range of test, process and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial market. Our equipment includes environmental chambers, leak detectors, autoclaves, centrifuges, dynamic testers, Highly Accelerated Stress Test (“HAST”) testers, temperature-controlled chucks, and more. This segment also provides preventive maintenance, calibration services, repair services and upgrading and refurbishment services for temperature, humidity and pressurization equipment. In addition to marketing our proprietary products, we distribute mechanical, electrical and electronic products made by manufacturers around the world. The products include environmental chambers, mechanical shock and vibration testers, specialized equipment for aerospace applications and more. We also distribute a wide range of components such as connectors, sockets, cables, LCD displays and touch screen panels. We act as value-added resellers by enhancing the value of the distributed products by customizing each to the needs of our customers through our expert engineering and integration services. We also support our customers as their extended research and development arm in product design, leveraging the expert skills of our component engineers and design engineers.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in the U.S. and Singapore. Research and development expense was $384 and $392 for the years ended June 30, 2025 and 2024, respectively.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing team. We have approximately five independent sales representatives operating in the U.S. and another twenty-two in foreign countries. All sales representatives represented the SBS and IE segments for products and services produced and provided from our facilities in different locations.

Customer Concentration

During the years ended June 30, 2025 and 2024, combined sales of equipment and services to our three largest customers accounted for approximately 47.0% and 49.5%, respectively, of our total net revenue. Of those sales, $7,548 (20.7%) and $8,700 (20.6%) of our total net revenue were from one major customer for the years ended June 30, 2025 and 2024, respectively. The majority of our sales and services in the years ended June 30, 2025 and 2024 were made or provided to customers outside of the U.S.

As of June 30, 2025 and 2024, trade account receivables from our three largest customers accounted for approximately 56.3% and 57.0%, respectively, of our total trade account receivables. Within these balance, $2,376 (22.0%) and $2,217 (20.8%) of our total trade account receivables were from one major customer for the years ended June 30, 2025 and 2024, respectively. We regularly assess the creditworthiness of our customers and evaluate the adequacy of the allowance for expected credit losses.

Backlog

The following table sets forth the Company’s backlog as of June 30, 2025 and 2024:

	For the Year Ended June 30,
	2025	2024

Semiconductor Back-end Solutions backlog	$6,695	$9,865
Industrial Electronics backlog	4,335	4,489
	11,030	14,354

Based on our past experience, we do not anticipate any significant cancellations or renegotiation of sales. The purchase orders for the SBS and IE businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of a cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules. For testing services in the SBS segment, purchase orders are provided only during the process of delivery. Hence, the backlog is based on estimates provided by our customers and not based on a customer’s purchase order.

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

Semiconductor Back-end Solutions (SBS)

Our SBS testing services operate in a competitive landscape, with numerous laboratories in our regions offering similar capabilities. The intense competition has accelerated industry consolidation, particularly in Asia, thinning the field of competitors. While the presence of semiconductor manufacturers competitors poses risks to our revenue, we believe that our established reputation, decades of expertise, and deep customer relationships will continue to secure our market position.

The principal competitive factors in the SBS manufacturing processes of burn-in and reliability test equipment include product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. We have been in business for more than 60 years which has helped us to establish and nurture long-term relationships with customers.

Industrial Electronics (IE)

Our IE segment includes the design, manufacture and distribution of an extensive range of test, process and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial market.  We also distribute a wide range of components such as connectors, sockets, cables, LCD displays and touch screen panels. We act as value-added resellers by enhancing the value of the distributed products by customizing each to the needs of our customers through our expert engineering and integration services. We also support our customers as their extended research and development arm in product design, leveraging the expert skills of our component engineers and design engineers.

While the equipment and component market remains highly competitive, our integrated approach combines standard product offerings with value-added services such as customization and technical support. This combination allows us to meet specialized customer needs more comprehensively, creating modest but sustainable differentiation in our target markets, supporting consistent revenue generation while strengthening our position in key customer segments.

Patents

During the years ended June 30, 2025 and 2024, we did not register any patents within the U.S.

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

Employees

As of June 30, 2025, we had approximately 614 full-time employees and 4 part-time employees. Geographically, approximately five full-time employees were located in the U.S. and approximately 609 full-time employees in Asia. None of our employees are represented by a labor union.

There were approximately 559 employees in the SBS segment, 31 employees in the IE segment and 24 employees in general administration, logistics, real estate and others as of June 30, 2025.

As of June 30, 2024, we had approximately 673 full-time employees and three part-time employees. Geographically, approximately six full-time employees were located in the U.S. and approximately 667 full-time employees in Asia. None of our employees are represented by a labor union.

There were approximately 621 employees in the SBS segment, 23 employees in the IE segment, and 29 employees in general administration, logistics, real estate and others as of June 30, 2024.

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

Risks from Cybersecurity Threats

We have not encountered any cybersecurity challenges that have materially impaired our operations or financial standing in Fiscal 2025 and Fiscal 2024.

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

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

		Approx. Sq. Ft.	Owned (O) or Leased (L)
Location	Segment	Occupied	& Expiration Date
16139 Wyandotte Street, Van Nuys,	Others /IE	5,200	(L) Mar 2026
CA 91406,
United States of America
1004, Toa Payoh North, Singapore	SBS	6,864	(L) Sep 2025
Unit No. HEX 07-01/07
Unit No. HEX 07-01/07, (ancillary site)	SBS	2,532	(L) Sep 2025
Unit No. HEX 03-01/02/03	SBS	2,959	(L) Sep 2025
Unit No. HEX 01-08/15	SBS	6,864	(L) Jan 2026
Unit No. HEX 01-08/15, (ancillary site)	SBS	449	(L) Jan 2026
Unit No. HEX 07-10/11	Others	1,953	(L) Dec 2029
1008, Toa Payoh North, Singapore	SBS	6,099	(L) Jan 2026
Unit No. HEX 03-09/17
Unit No. HEX 03-09/17, (ancillary site)	SBS	70	(L) Jan 2026
Unit No. HEX 01-09/10/11	IE	2,202	(L) Nov 2026
Unit No. HEX 01-15/16	IE	1,400	(L) Sep 2026
Unit No. HEX 01-08	SBS	603	(L) Sep 2026
Unit No. HEX 01-12/14	IE	1,664	(L) Jul 2028
Lot No. 11A, Jalan SS8/2,	SBS	78,706	(O)
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
120B-17-17, Persiaran Bayan Indah,	SBS	600	(L) Jul 2025
Quay West Residence, 11900 Pulau Penang
27-B, Lintang Sungai Tiram 5,	SBS	1,500	(L) Dec 2025
11900 Bayan Lepas Pulau Pinang
327, Chalongkrung Road,	SBS	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
Room 206-1, Zone B, Building 3, 99 West	SBS	7,858	(L) May 2029
Suhong Road, Suzhou industrial Park, China
215021
27-05, Huang Jin Fu Pan,	Others	463	(L) Aug 2025
No. 26 Huang Jin Qiao Street
Hechuan District Chongqing
China 401520
B7-2, Xiqing Economic Development Area	SBS	45,940	(L) Apr 2026
International Industrial Park
Tianjin City, China 300385

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

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock, no par value, are traded on the NYSE American exchange under the symbol “TRT.”

On May 8, 2025, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $1.0 million of its issued and outstanding common stock over a period of two years.

As of June 30, 2025, $1.0 million remained available for repurchases under our repurchase program.

As of September 1, 2025, there were 4,312,805 shares of our common stock issued and outstanding, and the Company had approximately 51 record holders of common stock. The number of record holders does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We did not declare any cash dividends during the years ended June 30, 2025 or June 30, 2024.

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

During the years ended June 30, 2025 (“Fiscal 2025”) and June 30, 2024 (“Fiscal 2024”), Trio-Tech International revenue from Semiconductor Back-end Solutions and Industrial Electronics represented 67.7% and 32.2% of our revenue, respectively, as compared to 71.1% and 28.8% respectively, during Fiscal 2024. Revenue from the semiconductor industry, or our Semiconductor Back-end Solutions and Industrial Electronics segments, accounted for more than 99.9% of our total revenue for the years ended June 30, 2025 and 2024, respectively.

Fiscal 2025 Highlights

●	Total revenue decreased by $5,839, or 14%, to $36,473 in Fiscal 2025, as compared to $42,312 in Fiscal 2024.
●	SBS segment revenue decreased by $5,429, or 18%, to $24,682 in Fiscal 2025, as compared to $30,111 in Fiscal 2024.
●	IE segment revenue decreased by $420 or 3% to $11,756 in Fiscal 2025, as compared to $12,176 in Fiscal 2024.
●	Other segment revenue increased by $10 or 40% to $35 in Fiscal 2025, as compared to $25 in Fiscal 2024.
●	Overall gross profit margin decreased by 0.3% to 25.1% in Fiscal 2025, as compared to 25.4% in Fiscal 2024.
●	General and administrative expense decreased by $497 or 6% to $7,890 in Fiscal 2025 as compared to $8,387 in Fiscal 2024.
●	Selling expense decreased by $126, or 15%, to $718 in Fiscal 2025, as compared to $844 in Fiscal 2024.
●	Income from operations was $254 in Fiscal 2025, reflecting a decline of $839, as compared to income from operations of $1,093 in Fiscal 2024.
●	Net other expense was $81 in Fiscal 2025, a shift of $617 as compared to net other income of $536 in Fiscal 2024.
●	Income from continuing operations before income taxes was $173 in Fiscal 2025, reflecting a decline of $1,456 as compared to $1,629 in Fiscal 2024.
●	Net loss attributable to TTI common shareholders for Fiscal 2025 was $41, as compared to net income of $1,050 in Fiscal 2024.
●	Net income attributable to non-controlling interest for Fiscal 2025 was $41, as compared to net income of $92 in Fiscal 2024.
●	Working capital increased by $2,537, or 11.1%, to $25,297 as of June 30, 2025, as compared to $22,760 as of June 30, 2024.

The highlights above are intended to identify certain of the Company’s significant events and transactions during Fiscal 2025. These highlights are not intended to be a full discussion of our results for the year and should be read in conjunction with the discussion of these items in Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

Total assets as of June 30, 2025 were $41,068, a decrease of $1,472, or 3.5%, compared to $42,540 as of June 30, 2024. The decrease was primarily due to an decrease in short term deposits, inventories and operating lease right-of-use assets. The decrease was partially offset by an increase in cash and cash equivalents, restricted term deposits, trade accounts receivables, other receivables and property, plant and equipment.

Cash and cash equivalents totaled $10,890 as of June 30, 2025, an increase of $855, or 8.5%, compared to $10,035 as of June 30, 2024. The increase was due to favorable foreign exchange movements as SGD appreciated against USD, which resulted in higher USD equivalent value of Cash and cash equivalents as of June 30, 2025. The increase in cash and cash equivalents was offset by a decrease of $450, or 5.0% in short-term deposits and restricted term deposits, which as of June 30, 2025 were $8,568, as compared to $9,018 at June 30, 2024. The decrease in short-term deposits reflects strategic decision to retain a higher proportion of funds in one-month deposits for the purpose of maintaining sufficient liquidity.

Trade account receivables as of June 30, 2025 was $10,804, an increase of $143 or 1.3%, compared to $10,661 as of June 30, 2024. The increase was due to higher sales in our Industrial Electronics segment's Singapore operations during the fourth fiscal quarter, partially offset by lower sales in our China operations. The number of days’ sales outstanding in account receivables was 106 days and 90 days for the years ended June 30, 2025 and 2024 respectively.

Other receivables as of June 30, 2025 were $608, an increase of $67, or 12.4%, compared to $541 as of June 30, 2024. Other receivables mainly comprise of advance payments to creditors, indirect taxes refundable in Singapore and China operations and interest receivable from short term deposits.

Inventories as of June 30, 2025 were $2,262, a decrease of $900, or 28.5%, compared to $3,162 as of June 30, 2024. The decrease was driven by order fulfillment in our Singapore operations, along with a reduced backlog, which led to lower inventory levels. The number of days’ inventory held was 88 days at the end of Fiscal 2025, compared to 96 days at the end of Fiscal 2024.

Prepaid expense as of June 30, 2025 were $384 as of June 30, 2025, compared to $536 as of June 30, 2024. The decrease was due to the amortization of rental expenses of our China operations during Fiscal 2025 relating to advance rental payments made as of June 30, 2024.

Investment properties as of June 30, 2025 were $345, a decrease of $62 or 15.2% from $407 as of June 30, 2024. The decrease was attributable to the depreciation charged for the year.

Property, plant and equipment as of June 30, 2025 was $6,021, an increase of $84 or 1.4% compared to $5,937 as of June 30, 2024. The increase was primarily attributed to higher capital expenditures and additions to property, plant and equipment, which was partially offset by depreciation of existing property, plant and equipment recorded during Fiscal 2025 between June 30, 2024 and June 30, 2025.

Other assets as of June 30, 2025 were $231, a decrease of $1, or 0.4%, compared to $232 as of June 30, 2024.

Total liabilities as of June 30, 2025 were $7,077, a decrease of $3,885, or 35.4%, compared to $10,962 as of June 30, 2024. The decrease in liabilities was primarily due to a decrease in accounts payable, accrued expense, contract liabilities, income tax payable, bank loans payable, operating and finance lease.

Lines of credit as of June 30, 2025 were $141, an increase of $141, compared to nil as of June 30, 2024. The increase in the line of credit reflects borrowings to support working capital needs of IE segment in our Singapore operations in Fiscal 2025.

Accounts payable as of June 30, 2025 were $1,896, a decrease of $1,279, or 40.3% from $3,175 as of June 30, 2024. The decrease reflects efforts to scale down purchases when sales slowed and inventory needs decreased.

Accrued expense as of June 30, 2025 were $3,036, a decrease of $598, or 16.5% from $3,634 as of June 30, 2024. The decrease was mainly due to reduction in performance linked bonus provisions in Fiscal 2025.

Income tax payable as of June 30, 2025 were $122, a decrease of $398, or 76.5% from $520 as of June 30, 2024. The decrease was mainly due to lower taxable profit in Fiscal 2025.

Bank loans payable as of June 30, 2025 were $684, a decrease of $190 or 21.7% from $874 as of June 30, 2024. The decrease was due to the repayments made and no new loan arrangements entered during Fiscal 2025.

Finance leases as of June 30, 2025 were $43, a decrease of $48 or 52.7% as compared to $91 as of June 30, 2024. The decrease was due to the repayments made in our Singapore and Malaysia operations.

Other non-current liabilities as of June 30, 2025 were $31, an increase of $4 or 14.8% as compared to $27 as of June 30, 2024.

Operating lease right-of-use assets and the corresponding lease liabilities as of June 30, 2025 were $864, a decrease of $1,023 or 54.2% as compared to $1,887 as of June 30, 2024.  This was due to operating lease expense recognized for the period and partially driven by business model restructuring in one of our China operations, which reduced the need for space, resulting in a decrease in operating lease right-of-use assets and the corresponding lease liabilities. The decrease is partially offset by lease renewals for our Singapore office.

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

The Company’s primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expense in its subsidiaries. Strengthening of the United States dollar (“U.S. Dollar”) relative to foreign currencies adversely affects the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings, and generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Margins on sales of the Company’s products in foreign countries and on sales of products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, the Company may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, or at all, which would adversely affect the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. Dollar, which has generally resulted as a result of current U.S. economic and trade policies, while generally beneficial to the Company’s foreign currency denominated sales and earnings, could cause the Company to reduce international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

The Company maintains monetary assets and liabilities denominated in currencies other than its functional currency. At each reporting date, these items are remeasured into the functional currency at the period-end spot rate. Resulting unrealized foreign currency gains or losses are included in net income and reported as reconciling items in the statement of cash flows under the indirect method. Our operations in Singapore hold certain monetary assets, including U.S. dollar-denominated accounts receivable and cash balances. The weakening of the U.S. dollar against the Singapore dollar resulted in an unrealized foreign currency loss when these U.S. dollar balances were remeasured into Singapore dollars, which is the functional currency of the subsidiary. While such impacts affect reported earnings in the period, they are unrealized in nature and may reverse in future periods depending on exchange rate movements and the timing of settlement of these balances.

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

The U.S. tariff regime announced in April 2025 could potentially influence downstream demand variability among our customers. The policy's implementation remains uncertain—while the administration initially paused the tariffs, certain measures are now set to take effect in August 2025, with revised rates for some countries lower than originally proposed. While we have no direct significant exposure to these tariffs, secondary effects may arise if customers adjust their procurement strategies in response to trade policy changes. Based on our preliminary observations, demand appears to shift from China to other countries in the region. However, potential effects on macro demand in the future are far from clear, although we recognize the risk of revenue volatility should global demand continue to weaken due to the continued trade tensions between China and the U.S. and the potential that such continued trade tensions result in declining economic conditions. We continue to evaluate capacity adjustments in alignment with observable demand signals while maintaining operational flexibility to adapt to changing market conditions.

As of June 30, 2025, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, uncertainty regarding tariffs, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

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

Inventory Valuation

Inventories of our SBS and IE segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost and net realizable value, using the first-in, first-out (“FIFO”) method. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and swiftly changing demand. Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on sale ability and obsolescence.

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

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and improvements to property, plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive income or loss.

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

Revenue derived from testing services in SBS and IE segment is recognized when services are rendered. Revenue generated from sale of products for both SBS and IE segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the control has been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured. Certain customers can request for installation and training services to be performed for certain equipment sold in SBS and IE segment. These services are mainly for helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well, and these do not significantly modify the product. The Company recognizes the revenue at the point in time when the Company has satisfied its performance obligations.

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

Cost Method

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheets or consolidated statements of operations and comprehensive income or loss. However, impairment charges are recognized in the consolidated statements of operations and comprehensive income or loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

Long-Lived Assets & Impairment

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand. We have recorded intangible assets with finite lives related to our acquisitions.

We evaluate our long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on undiscounted cash flow analysis, if there is significant adverse change.

We have not identified any changes in circumstances requiring further impairment test in Fiscal 2025. Our assessments established that the fair value of our primary assets continued to exceed their carrying amounts, resulting in no impairment charges for Fiscal 2025. We will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we will perform impairment testing and recognize impairment charges accordingly.

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

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date. Management believed it was more likely than not that the future benefits from these timing differences would not be realized. Accordingly, a valuation allowance was provided as of June 30, 2025 and 2024.

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

Interest Income

Interest income on bank deposits and loans is recognized on an accrual basis. Discounts and premiums on loans are amortized to income using the interest method over the remaining period to contractual maturity. The amortization of discounts into income is discontinued on loans that are contractually 90 days past due or when collection of interest appears doubtful.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires improved disclosures about Company’s expenses. This standard update is effective for the Company for annual periods beginning in the fiscal year ending June 30, 2027 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2027. Early adoption is permitted on a retrospective basis. The Company is currently evaluating the impact of this ASU on expense disclosures.

Other new pronouncements issued but not yet effective until after June 30, 2025 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operations and comprehensive income as a percentage of net sales for Fiscal 2025 and 2024:

	For the Year Ended June 30,
	2025	2024
Revenue	100.0%	100.0%
Cost of sales	74.9%	74.6%
Gross Margin	25.1%	25.4%
Operating expense:
General and administrative	21.6%	19.9%
Selling	2.0%	2.0%
Research and development	1.1%	0.9%
(Gain) / Loss on disposal of property, plant and equipment	(0.3)%	0.1%
Total operating expense	24.4%	22.9%
Income from Operations	0.7%	2.5%

Revenue

Revenue comprises of mainly revenue from the SBS and IE segments. The components of revenue for Fiscal 2025 and 2024 were as follows:

	For the Year Ended June 30,
	2025	2024

Semiconductor Back-end Solutions (SBS)	67.7%	71.1%
Industrial Electronics (IE)	32.2%	28.8%
Others	0.1%	0.1%
Total	100%	100%

Revenue during Fiscal 2025 was $36,473, a decrease of $5,839, or 14%, compared to $42,312 during Fiscal 2024. The decrease in revenue was primarily due to the decrease in sales from Testing services in the SBS segment amidst a challenging semiconductor market environment.

Semiconductor Back-end Solutions (SBS)

SBS segment accounted for 67.7% of revenue during Fiscal 2025, a decrease of 3.4% compared to 71.1% during Fiscal 2024. Revenue generated by the SBS segment during Fiscal 2025 was $24,682, reflecting a decrease of $5,429, or 18%, compared to $30,111 during Fiscal 2024. Persistent challenges in China operations, where revenue declines reflect both cyclical industry headwinds and lasting trade tension effects, continue to weigh on our SBS segment performance. Although the recovering demand in Malaysia and Thailand operations provided partial mitigation through Fiscal 2025, this has not yet fully offset China's shortfall. Notably, Singapore operations provided additional mitigation, with stronger fourth-quarter performance relative to earlier quarters of Fiscal 2025, to reduce the year-on-year revenue decline. While these are encouraging signs of recoveries from an industry cyclical downturn, we will continue to assess conditions with prudent optimism, balancing the sector's strong growth drivers with prudent risk management to navigate potential volatility.

As of June 30, 2025, the backlog in the SBS segment was $6,695, reflecting a decrease of $3,170 from $9,865 as of June 30, 2024. The decline in the SBS segment backlog was driven by cyclical industry headwinds and prolonged trade tensions.

Industrial Electronics (IE)

Revenue generated by the IE segment accounted for 32.2% of total revenue during Fiscal 2025, an increase of 3.4% compared to 28.8% during Fiscal 2024. The Industrial Equipment (IE) segment experienced a rebound in revenue during the fourth quarter of Fiscal 2025, mitigating the year-over-year revenue decline. On a year-on-year basis, IE segment revenue for Fiscal 2025 was $11,756, reflecting a decrease of $420, or 3%, compared to $12,176 for Fiscal 2024, which was a meaningful improvement from the earlier quarters. This improvement was partly driven by the fulfilment of deferred orders from prior quarters, which had been delayed due to supply chain disruptions from principal suppliers and timing-related shifts in customer demand.

In Fiscal 2025, the Company mitigated revenue volatility through service portfolio diversification and expanded into a new distribution channel for aviation products and projects, offsetting softer demand in existing markets. Our ability to deliver customized, value-added solutions has enabled us to capitalize on new partnership opportunities while strengthening market penetration for our proprietary product lines, including Highly Accelerated Stress Test (HAST) systems, bubble testers, centrifuges, and Artic systems. These strategic initiatives underscore our commitment to long-term growth and adaptability amid evolving market conditions.

Backlog in the IE segment as of June 30, 2025 was $4,335, a decrease of $154, compared to $4,489 at June 30, 2024. The decline of backlog mainly attributable in equipment sales, driven by adverse macroeconomic conditions, was partially offset by an increase in backlog of component sales. The equipment and electronic components market is highly competitive, with commoditized products widely available. Our differentiation lies in our value-added distribution model, with enhancement of standard products through customized design, engineering, integration, and sub-assembly services tailored to customer specifications, securing a competitive advantage for the long term.

Gross Margin

Gross margin as a percentage of revenue was 25.1% in Fiscal 2025, a decrease of 0.3% compared to 25.4% in Fiscal 2024. Overall gross profit for Fiscal 2025 was $9,144, a decrease of $1,618, or 15%, compared to $10,762 for Fiscal 2024.

Gross margin as a percentage of revenue in the SBS segment was 27.4% in Fiscal 2025, a decrease of 0.5%, compared to 27.9% in Fiscal 2024. Despite the revenue contraction, gross profit margin demonstrated relative stability, primarily attributable to reduced cost of sales following the completion of asset depreciation cycles in our China operations during the first half of Fiscal 2025. Moving forward, the Company will maintain its focus on cost control initiatives to navigate the ongoing challenging demand environment. Gross profit for the SBS segment in Fiscal 2025 was $6,764, a decrease of $1,623 or 19.4%, compared to $8,387 in Fiscal 2024. The decrease in absolute dollar of gross profit is attributed to the decline in revenue.

Gross margin as a percentage of revenue in the IE segment was 20.5% in Fiscal 2025, an increase of 0.5%, compared to 20.0% in Fiscal 2024. The IE segment's gross margin improvement resulted from a strategic shift toward higher-margin equipment sales, where a more favorable sales composition led to lower direct material costs and thereby reducing cost of sales during Fiscal 2025 as compared to Fiscal 2024. Gross profit in the IE segment in Fiscal 2025 was $2,413, a decrease of $18, or 1%, compared to $2,431 in Fiscal 2024.

Operating Expense

Operating expense for the years ended June 30, 2025 and 2024 was as follows:

	For the Year Ended June 30,
	2025	2024
General and administrative	$7,890	$8,387
Selling	718	844
Research and development	384	392
(Gain) / Loss on disposal of property, plant and equipment	(102)	46
Total	$8,890	$9,669

General and administrative expense was $7,890 in Fiscal 2025, a decrease of $497 or 6% from $8,387 in Fiscal 2024.

The decrease in general and administrative expense was primarily driven by lower performance-related manpower costs across the Company, complemented by the continued execution of cost control initiatives in our China operations to enhance operational efficiency and optimize resource utilization.

Selling expense was $718 in Fiscal 2025, a decrease of $126 or 15% compared to $844 in Fiscal 2024. The decrease in selling expense was primarily attributable to lower commission payments because of a decrease in commissionable revenue in Fiscal 2025 as compared to Fiscal 2024.

Income from Operations

Income from operations was $254 in Fiscal 2025, a decrease of $839, compared to income from operations of $1,093 in Fiscal 2024. The decline was mainly due to the decrease in revenue in absolute dollar amounts.

Interest Expense

Interest expense for the years ended June 30, 2025 and 2024 was as follows:

	For the Year Ended June 30,
	2025	2024
Interest expense	$45	$77

Interest expense was $45 in Fiscal 2025, a decrease of $32 compared to $77 in Fiscal 2024 due to lower utilization of credit facilities and a reduction in outstanding loans over the period. The bank loans payable decreased by $190 to $684 in Fiscal 2025, as compared to $874 in Fiscal 2024 due to payments made.

Other (Expense) / Income

Other (expense) / income for the years ended June 30, 2025 and 2024 was as follows:

	For the Year Ended June 30,
	2025	2024
Interest income	$314	$370
Other rental income	138	127
Exchange loss	(671)	(74)
Other miscellaneous income	38	77
Total	$(181)	$500

During Fiscal 2025, the Company recorded other expense of $181, representing an unfavorable shift of $681 compared to other income of $500 in Fiscal 2024. This variance was primarily driven by foreign exchange losses, both realized and unrealized. During the second half of Fiscal 2025, the U.S. dollar weakened significantly against the Singapore dollar with the exchange rate fluctuating between approximately 1.35 to 1.28 Singapore dollar between January and June 2025. Given that our Singapore operations represent the Company's largest revenue contributor, this currency movement resulted in substantial foreign exchange losses, both from U.S. dollar denominated sales where customers payments were converted into Singapore dollar at lower rates (realized exchange losses) and outstanding U.S. dollar denominated monetary items in our balance sheet (unrealized exchange losses).

Government Grant

During Fiscal 2025, the Company received government grants amounting to $145, $82 of which was an incentive from the Singapore government for local resident recruitment, $48 from the U.S. government related to Employee Retention Credit (“ERC”) and the remaining $15 related to capital expenditure subsidy received from the government in China.

During Fiscal 2024, the Company received government grants amounting to $113, $23 of which was financial assistance received from the Singapore government for local resident recruitment, $57 from the U.S. government related to ERC and the remaining related to capital expenditure subsidy received from the government in China.

Income Tax Expense

Income tax expense for Fiscal 2025 was $168, representing a decrease of $318, as compared to income tax expense of $486 for Fiscal 2024. The decrease was primarily due to lower taxable income in Fiscal 2025 compared to Fiscal 2024.

At June 30, 2025, the Company had no federal net operating loss carry-forwards, and a state net operating loss carry-forward of $2,384, which expires in 2034. These carryovers may be subject to limitations under I.R.C. Section 382. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against deferred tax assets recorded in the US and various foreign jurisdictions.

Loss from Discontinued Operations

Loss from discontinued operations was $5 in Fiscal 2025, compared to loss from discontinued operations of $4 in Fiscal 2024. The Company discontinued its fabrication segment in Fiscal 2013.

Non-controlling Interest

As of June 30, 2025, the Company held a 55% interest in each of Trio-Tech (Malaysia) Sdn. Bhd., SHI International Pte Ltd, and 52% interest in PT SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of non-controlling interest for Fiscal 2025, in the net income of subsidiaries, was $41, a decrease of $51 compared to a non-controlling interest in the net income of $92 for the previous fiscal year, due to the decrease in net income generated by the Company's China operations during Fiscal 2025 before the Company's acquisition of the remaining 49% of the equity interest in Trio-Tech (Jiangsu) Co. Ltd, resulting in the acquisition of all the equity interest in Trio-Tech (Jiangsu) Co. Ltd as of June 30, 2025.

Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders

Net loss attributable to Trio-Tech International common shareholders for Fiscal 2025 was $41 compared to the net income attributable to Trio-Tech International common shareholders of $1,050 for Fiscal 2024. The decline was mainly due to the decrease in revenue and gross margin in absolute dollar amounts, which was further exacerbated by exchange losses due to unfavorable foreign currency movements.

(Loss) / Earnings per Share

Basic loss per share from continuing operations was $0.01 in Fiscal 2025, as compared to basic earnings per share of $0.25 in Fiscal 2024. Basic earnings per share from discontinued operations was $nil for Fiscal 2025 and Fiscal 2024.

Diluted loss per share from continuing operations was $0.01 in Fiscal 2025, as compared to diluted earnings per share $0.24 in Fiscal 2024. Diluted earnings per share from discontinued operations was $nil for Fiscal 2025 and Fiscal 2024.

Segment Information

The revenue, gross margin and income/(loss) from each segment for the years ended June 30, 2025 and 2024 are presented below. As the segment revenue and gross margin for each segment has been discussed in previous sections, only the comparison of income/(loss) from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the years ended June 30, 2025 and 2024 were as follows:

	For the Year Ended June 30,
	2025	2024
Revenue	$24,682	$30,111
Gross margin	27.4%	27.9%
Income from operations	$411	$1,095

Income from operations in the SBS segment was $411 in Fiscal 2025, a decrease of $684, as compared to an income from operations of $1,095 in Fiscal 2024. The decrease in income from operations was mainly due to a decrease in revenue in absolute dollar amounts. Operating expense was $6,353 and $7,292 for Fiscal 2025 and 2024, respectively. The decrease in operating expense was mainly due to lower performance based remunerations for Fiscal 2025 as compared to Fiscal 2024.

Industrial Electronics (IE)

The revenue, gross margin and income from operations for the IE segment for the years ended June 30, 2025 and 2024 were as follows:

	For the Year Ended June 30,
	2025	2024
Revenue	$11,756	$12,176
Gross margin	20.5%	20.0%
Income from operations	$236	$509

Income from operations in the IE segment in Fiscal 2025 was $236, as compared to income from operations of $509 in Fiscal 2024. The decrease in income from operations was mainly due to a decrease in revenue in absolute dollar amounts. Operating expense was $2,177 and $1,922 for Fiscal 2025 and 2024, respectively. The increase of $255 in operating expense was driven by higher travel costs from the pursuit of new business opportunities to expand into new markets, along with higher selling and distribution expenses from more agency commission payments, tied to higher proportion of commissionable revenue in the IE segment.

Corporate

The loss from operations for corporate for the years ended June 30, 2025 and 2024, respectively:

	For the Year Ended June 30,
	2025	2024
Loss from operations	$(393)	$(511)

In Fiscal 2025, corporate operating loss was $393, as compared to $511 in Fiscal 2024. During Fiscal 2024, there was a one-off $307 incurred for professional fees associated with advisory services aimed at optimizing our portfolio and aligning our strategic focus.

Liquidity

Net cash provided by operating activities was $371 for the year ended June 30, 2025, a decrease of $2,346 as compared to $2,717 provided by operating activities for the prior year. The decrease in net cash provided by operating activities was primary due to lower net income of $1,142 in Fiscal 2025 compared to Fiscal 2024, partially offset by decrease in inventory. Higher payments to trade creditors by $2,661 further contributed to the decrease in net cash provided by operating activities.

Net cash provided by investing activities was $167 for the year ended June 30, 2025, an increase of $280 as compared to $113 net cash used in investing activities for the prior year. The increase was primarily due to higher withdrawals from unrestricted deposits which was held for working capital purposes and also higher cash outflow for addition to property, plant and equipment amounting to $425.

The decrease in cash usage in financing activities was mainly because the net cash outflow for lines of credit and bank loans amounted to $146 in Fiscal 2025, which was lower by $338 compared to $484 in Fiscal 2024. Cash generated from the proceeds from the exercise of stock options in Fiscal 2024 was $341 higher than Fiscal 2025.

We believe that our projected cash flows from operations, borrowing availability under our revolving lines of credit, cash on hand, trade credit and the secured bank loans will provide the necessary financial resources to meet our projected cash requirements for at least the next 12 months.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. Working capital was $25,297 as of June 30, 2025, representing an increase of $2,537, or 11.1%, compared to working capital of $22,760 as of June 30, 2024. The increase in working capital was mainly due to decreases in current liabilities, including accounts payable, accrued expense, contract liabilities, income taxes payable and operating leases. Such fluctuations were partially offset by decreases in current assets, including short-term deposits and prepaid expenses and increases in current liabilities, including lines of credit.

The majority of our capital expenditures are based on demands from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $967 and $542 for the years ended June 30, 2025 and 2024, respectively. The capital expenditures in Fiscal 2025 were primarily for machinery & equipment in Singapore, Malaysia and Thailand operations and leasehold improvement in China and Singapore operations. We financed our capital expenditures and other operating expense through operating cash flows.

Our credit rating provides us with ready and adequate access to funds in the global market.

As of June 30, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd.,	Lines of Credit	Cost of Funds Rate +1.25%	$4,155	$3,856
Singapore
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,960	$1,864
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$354	$354

As of June 30, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd.,	Lines of Credit	Cost of Funds Rate +1.25%	$3,907	$3,626
Singapore
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,843	$1,818
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$318	$318

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2025, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2025. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2025, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On September 17, 2025, the Company and Lodestar Enterprise Sdn. Bhd. (“Lodestar”) entered into an Equity Purchase Agreement (“Agreement”) pursuant to which the Company, through its wholly-owned subsidiary, Trio-Tech International Pte. Ltd (Singapore) (“Trio-Tech Singapore”) agreed to acquire from Lodestar the remaining 50% of the total share capital of Trio-Tech (Malaysia) Sdn. Bhd. owned by Lodestar and not already owned by Trio-Tech Singapore (the “Acquisition”).  The Acquisition is subject to conditions to closing, including approval of the Acquisition by the Ministry of Investment, Trade and Industry in Malaysia. The purchase price for the Acquisition is RM14,200 payable in cash, or approximately $3,357 USD.  Upon consummation of the Acquisition, the Company will indirectly through Trio-Tech Singapore own 100% of the share capital of Trio-Tech Malaysia.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by the full text of each of the Agreement, a copy of which is filed hereto as Exhibit 10.6 and is incorporated by reference herein. The Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, and such representations, warrants, and covenants were made to each other as of the date of the Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Agreement. The Agreement is incorporated herewith to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties to the Agreement. In particular, the representations, warranties, covenants and agreements contained in the Agreement, which were made only for purposes of the Agreement and as of specific dates, were solely for the benefit of the parties to the Agreement, may be subject to limitations agreed upon by the contracting parties and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors, security holders and reports and documents filed with the Securities and Exchange Commission (“SEC”).  In addition, the representations, warranties, covenants and agreements and other terms of the Agreement may be subject to subsequent waiver or modification.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2025.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2)       FINANCIAL STATEMENTS AND SCHEDULES:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10‑K, starting on page 34 hereof:

1.	Report of Independent Registered Public Accounting Firm (PCAOB ID 2136)
2.	Consolidated Balance Sheets
3.	Consolidated Statements of Operations and Comprehensive Income (Loss)
4.	Consolidated Statements of Shareholders' Equity
5.	Consolidated Statements of Cash Flows
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

10.5	Equity Transfer Agreement between Suzhou Anchuang Technology Management LLP and Trio-Tech (SIP) Co. Ltd
10.6+	Equity Purchase Agreement between Trio-Tech international Pte Ltd and Lodestar Enterprise Sdn Bhd.
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32	Section 1350 Certification.*
97.1	Trio-Tech International Clawback Policy
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed electronically herewith.

** Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

+Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO‑TECH INTERNATIONAL

By: /s/ Srinivasan Anitha
Srinivasan Anitha
Chief Financial Officer
September 19, 2025

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

By: /s/ S.W.Yong
S. W. Yong, Director
Chairman and Chief
Executive Officer
(Principal Executive Officer)
September 19, 2025

By: /s/ Srinivasan Anitha
Srinivasan Anitha
Chief Financial Officer
(Principal Financial Officer)
September 19, 2025

By: /s/ Jason T. Adelman
Jason T. Adelman,
Director
September 19, 2025

By: /s/ Richard M. Horowitz
Richard M. Horowitz,
Director
September 19, 2025

By: /s Victor Ting Hock Ming
Victor Ting Hock Ming,
Director
September 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trio Tech International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trio-Tech International and its Subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

FORVIS MAZARS LLP
(FORMERLY KNOWN AS MAZARS LLP)
PUBLIC ACCOUNTANTS AND CHARTERED ACCOUNTANTS
We have served as the company’s auditors since 2009

 /s/ Forvis Mazars LLP

Singapore
September 19, 2025

PCAOB ID Number 2136

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	June 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,890	$10,035
Short-term deposits	5,817	6,497
Trade accounts receivable, less allowance for expected credit losses of $35 and $209, respectively	10,804	10,661
Other receivables	608	541
Inventories, less provision for obsolete inventories of $851 and $679, respectively	2,262	3,162
Prepaid expense and other current assets	384	536
Restricted term deposits	816	750
Total current assets	31,581	32,182
NON-CURRENT ASSETS:
Deferred tax assets	91	124
Investment properties, net	345	407
Property, plant and equipment, net	6,021	5,937
Operating lease right-of-use assets	864	1,887
Other assets	231	232
Restricted term deposits	1,935	1,771
Total non-current assets	9,487	10,358
TOTAL ASSETS	$41,068	$42,540

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$141	$-
Accounts payable	1,896	3,175
Accrued expense	3,036	3,634
Contract liabilities	250	754
Income taxes payable	122	379
Current portion of bank loans payable	256	261
Current portion of finance leases	43	57
Current portion of operating leases	540	1,162
Total current liabilities	6,284	9,422
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	428	613
Finance leases, net of current portion	-	34
Operating leases, net of current portion	324	725
Income taxes payable, net of current portion	-	141
Deferred tax liabilities	10	-
Other non-current liabilities	31	27
Total non-current liabilities	793	1,540
TOTAL LIABILITIES	$7,077	$10,962

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,312,805 and 4,250,305 shares issued outstanding as of June 30, 2025 and 2024, respectively	$13,490	$13,325
Paid-in capital	5,979	5,531
Accumulated retained earnings	12,037	11,813
Accumulated other comprehensive income-translation adjustments	2,522	660
Total Trio-Tech International shareholders’ equity	34,028	31,329
Non-controlling interest	(37)	249
TOTAL EQUITY	$33,991	$31,578
TOTAL LIABILITIES AND EQUITY	$41,068	$42,540

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended June 30,
	2025	2024
Revenue
Semiconductor Back-end Solutions	$24,682	$30,111
Industrial Electronics	11,756	12,176
Others	35	25
	36,473	42,312

Cost of Sales	27,329	31,550

Gross Margin	9,144	10,762

Operating Expense:
General and administrative	7,890	8,387
Selling	718	844
Research and development	384	392
(Gain) / Loss on disposal of property, plant and equipment	(102)	46
Total operating expense	8,890	9,669

Income from Operations	254	1,093

Other (Expense) / Income
Interest expense	(45)	(77)
Other (expense) / income, net	(181)	500
Government grant	145	113
Total other (expense) / income	(81)	536

Income from Continuing Operations before Income Taxes	173	1,629

Income Tax Expense	(168)	(486)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	5	1,143

Discontinued Operations
Loss from discontinued operations, net of tax	(5)	(1)
NET INCOME	-	1,142

Less: Net income attributable to non-controlling interest	41	92
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(41)	$1,050

Amounts Attributable to Trio-Tech International Common Shareholders:
(Loss) / income from continuing operations, net of tax	(36)	1,051
Loss from discontinued operations, net of tax	(5)	(1)
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(41)	$1,050

Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.01)	$0.25
Basic earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Basic (Loss) / Earnings per Share from Net (Loss) / Income Attributable to Trio-Tech International	$(0.01)	$0.25

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.01)	$0.24
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	$-	$-
Diluted (Loss) / Earnings per Share from Net (Loss) / Income Attributable to Trio-Tech International	$(0.01)	$0.24

Weighted average number of common shares outstanding
Basic	4,271	4,160
Dilutive effect of stock options	93	139
Number of shares used to compute earnings per share diluted	4,364	4,299

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	For the Year Ended June 30,
	2025	2024
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$-	$1,142
Foreign currency translation, net of tax	1,800	(106)
Comprehensive Income	1,800	1,036
Less: Comprehensive (loss) / income attributable to non-controlling interest	(21)	84
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$1,821	$952

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$
Balance at June 30, 2023	4,097	12,819	5,066	10,763	758	165	29,571

Stock option expense	-	-	465	-	-	-	465
Net income	-	-	-	1,050	-	92	1,142
Exercise of stock option	153	506	-	-	-	-	506
Translation adjustment	-	-	-	-	(98)	(8)	(106)
Balance at June 30, 2024	4,250	13,325	5,531	11,813	660	249	31,578

Stock option expense	-	-	448	-	-	-	448
Net (loss) / income	-	-	-	(41)	-	41	-
Acquisition of subsidiary without a change in control	-	-	-	265	-	(265)	-
Exercise of stock option	63	165	-	-	-	-	165
Translation adjustment	-	-	-	-	1,862	(62)	1,800
Balance at June 30, 2025	4,313	13,490	5,979	12,037	2,522	(37)	33,991

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	For the Year Ended June 30,
	2025	2024
Cash Flow from Operating Activities
Net income	$-	$1,142
Adjustments to reconcile net income to net cash flow provided by operating activities
Unrealized foreign exchange loss	450	159
Depreciation and amortization	2,741	4,234
(Gain) / Loss on sale and write-off of property, plant and equipment	(102)	46
Stock compensation	448	465
Addition of provision for obsolete inventory, net	150	44
Payment of interest portion of finance lease	(3)	(6)
Bad debt recovery, net of allowance charged	1	(5)
Accrued interest income, net accrued interest expense	(30)	(72)
Addition of income tax provision	(12)	(7)
Assurance warranty utilisation, net	4	-
Deferred tax expenses / (benefit)	48	(22)
Repayment of operating lease	(1,450)	(1,415)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(142)	(838)
Other receivables	(67)	398
Other assets	(11)	(51)
Inventories	898	(1,046)
Prepaid expenses and other current assets	150	159
Accounts payable and accrued expenses	(1,881)	798
Contract liabilities	(505)	(523)
Income taxes payable	(320)	(176)
Other non-current liabilities	4	(567)
Net Cash Provided by Operating Activities	$371	$2,717

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits	5,799	4,796
Investment in unrestricted term deposits	(4,838)	(4,627)
Proceeds from disposal of assets for sale	-	200
Proceeds from disposal of property, plant and equipment	173	60
Additions to property, plant and equipment	(967)	(542)
Net Cash Provided by / (Used in) Investing Activities	$167	(113)

Cash Flow from Financing Activities
Payment on lines of credit	(98)	(961)
Payment of bank loans	(279)	(475)
Payment of principal portion of finance leases	(59)	(112)
Proceeds from exercising stock options	165	506
Proceeds from lines of credit	231	952
Net Cash Used in Financing Activities	$(40)	(90)

Effect of Changes in Exchange Rate	587	4

Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,085	2,518
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	12,556	10,038
Cash, Cash Equivalents, and Restricted Cash at End of Period	$13,641	$12,556

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$46	$75
Income taxes	$438	$425

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	10,890	10,035
Restricted Term-Deposits in Current Assets	816	750
Restricted Term-Deposits in Non-Current Assets	1,935	1,771
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$13,641	$12,556

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $816 as of June 30, 2025 are classified as current assets as they relate to short-term trade financing. Restricted deposits of $1,935 as of June 30, 2025 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED June 30, 2025 and 2024

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. During the year ended June 30, 2025, TTI conducted business in two business segments: Semiconductor Back-End Solutions and Industrial Electronics. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Cayman Islands
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.*	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd.	55%	Penang and Selangor, Malaysia
(55% owned by Trio-Tech International Pte. Ltd.)
Prestal Enterprise Sdn. Bhd.	76%	Selangor, Malaysia
(76% owned by Trio-Tech International Pte. Ltd.)
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant)	55%	Singapore
(55% owned by Trio-Tech International Pte. Ltd)
PT SHI Indonesia (Dormant)	52%	Batam, Indonesia
(95% owned by SHI International Pte. Ltd.)
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
Trio-Tech (Jiangsu) Co., Ltd. (100% owned by Trio-Tech (SIP) Co., Ltd.)	100%	Suzhou, China

* 100% owned by Trio-Tech International Pte. Ltd.

# Trio-Tech (Kuala Lumpur) Sdn. Bhd. has been gazetted and formally removed from the register following the completion of the strike-off process during the year ended June 30, 2025.

On June 30, 2025, TTI, through its subsidiary Trio-Tech (SIP) Co., Ltd., a Suzhou, China limited liability company (“Trio-Tech SIP”) acquired 49% of the equity interest of Trio-Tech (Jiangsu) Co. Ltd., a Suzhou, China limited liability company (“Trio-Tech Jiangsu”) from Suzhou Anchuang Technology Management LLP (“Anchuang”), resulting in the acquisition of all the equity interest in Trio-Tech Jiangsu (the “Equity Acquisition”). Prior to the Equity Acquisition, Trio-Tech SIP owned 51% of the equity interest of Trio-Tech Jiangsu. As result of the Equity Acquisition, Trio-Tech Jiangsu became a wholly-owned subsidiary of Trio-Tech SIP. Trio-Tech SIP is a wholly-owned subsidiary of Trio-Tech International Pte Ltd, a Singapore limited liability company, which is a wholly-owned subsidiary of Trio-Tech International.

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

Liquidity – The Company made a net loss attributable to common shareholders of $41 during the year ended June 30, 2025 (“Fiscal 2025”) and net income attributable to common shareholders of $1,050 during the year ended June 30, 2024 (“Fiscal 2024”), respectively.

The Company’s core businesses, Semiconductor Back-end Solutions (“SBS”) and Industrial Electronics(“IE”), operate in a volatile industry, where average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flows, which can impact liquidity.

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

Revenue derived from testing services in SBS and IE segment is recognized when services are rendered. Revenue generated from sale of products for both SBS and IE segments are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained (which means the control has been transferred to the customer), the price is fixed or determinable and collectability is reasonably assured. Certain customers can request for installation and training services to be performed for certain equipment sold in SBS and IE segment. These services are mainly for helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well, and these do not significantly modify the product. The Company recognizes the revenue at the point in time when the Company has satisfied its performance obligations.

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

Certain customers can request for installation and training services to be performed for certain products sold. These services are mainly for helping customers with the test runs of the machines sold and are considered a separate performance obligation. Such services can be provided by other entities as well and these do not significantly modify the product. The Company recognizes the revenue at a point in time when the Company has satisfied its performance obligation.

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

Assurance Warranty Costs – The Company provides for the estimated costs that may be incurred under its warranty program at the time the sale is recorded in its products sales. The Company estimates warranty costs based on the historical rates of warranty returns. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

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

Inventories – Inventories in the Company’s business, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost and net realizable value, using the first-in, first-out (“FIFO”) method. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and rapid fluctuations in demand. Provisions for estimated excess and obsolete inventory are based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on salability and obsolescence.

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

The Company evaluates the long-lived assets, including property, plant and equipment and investment property, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in the stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on undiscounted cash flow analysis, if there is significant adverse change.

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

All of the leases under which the Company is the lessor will continue to be classified as operating leases and sales-type lease.

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

Retained Earnings – It is the intention of the Company to re-invest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable as of the date of this Annual Report. The amount of earnings retained in subsidiaries was $23,374 and $22,528 as of June 30, 2025 and 2024, respectively.

Research and Development Costs – The Company incurred research and development costs of $384 and $392 during Fiscal 2025 and 2024, respectively, which were charged to operating expense as incurred.

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

Concentration of Credit Risk – Financial instruments that subject the Company to credit risk consist of trade account receivables. The Company performs ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral. The Company believes that its credit policies do not result in significant adverse risk and historically it has not experienced significant credit related losses.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expense. This standard update is effective for Company beginning in the fiscal year ending June 30, 2025 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. The Company has adopted this ASU for the fiscal year ending June 30, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expense. This standard update is effective for Company beginning in the fiscal year ending June 30, 2026. Early adoption is permitted on a prospective basis. The Company do not plan to early adopt and is currently evaluating the impact of this ASU on annual income tax disclosures.

In November 2024, the FASB released ASU No. 2024-03, Disaggregation of Income Statement Expenses. This ASU’s purpose is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Early adoption is permitted.  The Company do not plan to early adopt and is currently evaluating the impact of this ASU. This standard update is effective for Company beginning in the fiscal year ending June 30, 2029.

Other new pronouncements issued but not yet effective until after June 30, 2025 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  TERM DEPOSITS

	For the Year Ended June 30,
	2025	2024

Short-term deposits	$5,571	$6,540
Currency translation effect on short-term deposits	246	(43)
Total short-term deposits	5,817	6,497
Restricted term deposits - Current	768	750
Currency translation effect on restricted term deposits	48	-
Total restricted term deposits - Current	816	750
Restricted term deposits - Non-current	1,797	1,773
Currency translation effect on restricted term deposits	138	(2)
Total restricted term deposits - Non-current	1,935	1,771
Total term deposits	$8,568	$9,018

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $816 as of June 30, 2025 are classified as current assets as they relate to short-term trade financing. Restricted deposits of $1,935 as of June 30, 2025 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.  TRADE ACCOUNT RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

The allowance for credit losses represent management’s expected credit losses in our trade receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the trade receivables, but that have not been specifically identified. Based on the information available to us, management believed the allowance for credit losses as of  June 30, 2025 and June 30, 2024 was adequate.

The following table represents the changes in the allowance for credit losses:

	For the Year Ended June 30,
	2025	2024

Beginning	$209	$217
Additions charged to expenses	62	12
Recovered	(61)	(15)
Written off	(178)	(2)
Currency translation effect	3	(3)
Ending	$35	$209

5.  LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of June 30, 2025.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	279
Less: allowance for expected credit losses		(2,000)	(279)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to RMB 2,000, or approximately $279 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, an allowance for expected credit losses of $279 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for Fiscal 2025. TTCQ is in the legal process of recovering the outstanding amount of approximately $279.

6.  INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2025	2024

Raw materials	$1,438	$1,668
Work in progress	658	1,048
Finished goods	838	1,129
Less: provision for obsolete inventories	(851)	(679)
Currency translation effect	179	(4)
	$2,262	$3,162

The following table represents the changes in provision for obsolete inventories:

	For the Year Ended June 30,
	2025	2024

Beginning	$679	$648
Additions charged to expenses	160	65
Usage – disposition	(10)	(21)
Currency translation effect	22	(13)
Ending	$851	$679

7.  INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of June 30, 2025 and June 30, 2024. The exchange rate is based on the market rate as of June 30, 2025 and June 30, 2024.

	For the Year Ended June 30,
	2025	2024

Property I – MaoYe Property
Cost	$301	$301
Less: Accumulated depreciation	(250)	(226)
Currency translation effect	(11)	(22)
	$40	53

	For the Year Ended June 30,
	2025	2024

Property II – JiangHuai Property
Cost	$-	$580
Less: Accumulated depreciation	-	(360)
Currency translation effect	-	(83)
Carrying value of relinquished asset	$-	$137
Cost of acquired asset	137	-
Less: Accumulated depreciation of acquired asset	(25)	-
Currency translation effect	1
	$113	$137

	For the Year Ended June 30,
	2025	2024

Property III – FuLi Property
Cost	$648	$648
Less: Accumulated depreciation	(382)	(338)
Currency translation effect	(74)	(93)
	$192	$217

Rental Property I - MaoYe

A lease agreement was entered into on February 1, 2023 for a period of 4 years at a monthly rate of RMB15, or approximately $2. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

MaoYe property generated a rental income of $25 for both Fiscal 2025 and 2024, respectively.

Depreciation expense for MaoYe was $14 for both Fiscal 2025 and 2024, respectively.

Rental Property II - JiangHuai

During the year ended June 30, 2010 (“Fiscal 2010”), TTCQ purchased eight units of commercial property in Chongqing, China, from JiangHuai for RMB 3,600, or approximately $580. The title deeds for these properties had not been received by TTCQ since the entire project had not been completed by JiangHuai. JiangHuai is currently in liquidation and the local court had appointed a Management Company to manage the liquidation process and address claims from stakeholders. To expedite the resolution, TTCQ agreed to settle the claims through an asset exchange. The court directed the Management Company to engage a third-party valuer to assess the assets involved. Based on the valuation, the court determined that TTCQ would receive title deeds for 5 shop units having a total area of 547.67 m² in exchange of the claim made for the 8 units without title deeds. In July 2024, the court concluded that the value of these 5 shop units was equivalent to the original purchase price of 8 shop units of RMB 3,600 and issued a court order to process title deeds for the five units in the name of TTCQ. The carrying value of the JiangHuai asset group as at June 30, 2024 was RMB 990. Applying the guidance in FASB Accounting Standards Codification ("ASC") Topic 845, Nonmonetary transactions, this transaction lacks commercial substance and hence, the JiangHuai asset group continued to be accounted based on the carrying value of the exchanged investment properties. The title deeds have been received as of September 2024.

JiangHuai properties generated a rental income of $2 and $nil for Fiscal 2025 and 2024, respectively.

Depreciation expense for JiangHuai was $25 for both Fiscal 2025 and 2024, respectively.

Rental Property III – FuLi

FuLi properties generated a rental income of $9 and $1 for Fiscal 2025 and 2024, respectively.

A lease agreement was entered into October 10, 2024 for a period of four years at a monthly rate of RMB9, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for FuLi was $28 for both Fiscal 2025 and 2024, respectively.

Summary

Total rental income for all investment properties in China was $36 and $26 for Fiscal 2025 and 2024, respectively.

Depreciation expense for all investment properties in China was $67 for both Fiscal 2025 and 2024, respectively.

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	For the Year Ended June 30,
	Life in Years	2025	2024
Building and improvements	3 - 20	$5,260	$5,185
Leasehold improvements	1 - 27	7,446	9,629
Machinery and equipment	3 - 7	22,189	25,090
Furniture and fixtures	3 - 5	1,205	1,252
Equipment under finance leases	3 - 5	1,481	1,545
Property, plant and equipment, gross		$37,581	$42,701
Less: accumulated depreciation		(28,100)	(32,561)
Less: accumulated amortization of equipment under finance leases		(1,383)	(1,341)
Total accumulated depreciation		$(29,483)	$(33,902)
Property, plant and equipment before currency translation effect, net		$8,098	$8,799
Currency translation effect		(2,077)	(2,862)
Property, plant and equipment, net		$6,021	$5,937

Depreciation and amortization expense for property, plant and equipment during Fiscal 2025 and 2024 was $1,285 and $2,898, respectively. Addition is inclusive of additions made from finance lease amount.

9.  OTHER ASSETS

Other assets consisted of the following:

	For the Year Ended June 30,
	2025	2024

Deposits for rental and utilities and others	219	234
Downpayment for Purchase of Investment Properties*	1,580	1,580
Less: Provision for impairment	(1,580)	(1,580)
Currency translation effect	12	(2)
Total	$231	$232

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

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd.,	Lines of Credit	Cost of Funds Rate +1.25%	$4,155	$3,856
Singapore
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,960	$1,864
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$354	$354

As of June 30, 2024, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd.,	Lines of Credit	Cost of Funds Rate +1.25%	$3,907	$3,626
Singapore
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,843	$1,818
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$318	$318

11.  ACCRUED EXPENSE

Accrued expense consisted of the following:

	June 30,	June 30,
	2025	2024

Payroll and related costs	$1,040	$1,859
Commissions	155	164
Travel expenses	24	25
Legal and audit	302	328
Sales tax	61	34
Sales rebate	46	-
Utilities	95	231
Warranty	17	27
Accrued purchase	339	553
Provision for reinstatement	555	384
Other accrued expense	125	7
Acquisition of subsidiary shares from non-controlling interest	141	-
Currency translation effect	136	22
Total	$3,036	$3,634

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

	For the Year Ended June 30,
	2025	2024

Beginning	$27	$24
Additions charged to cost and expense	4	21
Utilization	(15)	(20)
Currency translation effect	1	2
Ending	$17	$27

13.  BANK LOANS PAYABLE

	June 30,	June 30,
	2025	2024

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% for both June 30, 2025 and 2024) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,351 and $2,149, as of June 30, 2025 and 2024 respectively.	$508	$596
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	4	44
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	85	124
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	87	110
Total bank loans payable	$684	$874

Current portion of bank loans payable	225	235
Currency translation effect on current portion of bank loans	31	26
Current portion of bank loans payable	256	261
Long-term portion of bank loans payable	368	591
Currency translation effect on long-term portion of bank loans	60	22
Long-term portion of bank loans payable	$428	$613

Future minimum payments (excluding interest) as of June 30, 2025, were as follows:

2026	$256
2027	236
2028	181
2029	11
Total obligations and commitments	$684

Future minimum payments (excluding interest) as of June 30, 2024, were as follows:

2025	$260
2026	230
2027	212
2028	172
Total obligations and commitments	$874

14.  COMMITMENTS AND CONTINGENCIES

The Company has capital commitments for capital expenditure amounting to $16 as at June 30, 2025, as compared to capital commitment of $65 as at  June 30, 2024.

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

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the year ended June 30, 2025, or for the same period in the prior year.

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

16.  CONCENTRATION OF CUSTOMERS

During the years ended June 30, 2025 and 2024, the Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Year Ended June 30,
	2025	2024
Revenue
- Customer A	20.7%	20.6%
- Customer B	16.8%	16.0%
- Customer C	9.5%	12.9%

	As of June 30,
	2025	2024
Trade Account Receivables
- Customer A	22.0%	20.8%
- Customer B	22.4%	18.7%
- Customer C	11.9%	17.5%

17.  BUSINESS SEGMENTS

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a reporting entity, the operating results of which are reviewed regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and to assess performance. Our CODM is our Chief Executive Officer.

In response to changes in our business strategy in an effort to better align with our focus areas and to streamline operations, during the first quarter of Fiscal 2025, our CODM requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in Fiscal 2025, we report our financial performance based on our new segments, SBS and IE, and analyze gross profit and operating income as the measure of segment profitability. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during Fiscal 2025.

Our operating businesses are organized based on the nature of markets. The SBS segment comprises our core semiconductor back-end equipment manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries are being reported together in our IE segment. A detailed description of our operating segments and a mapping of our previous presentation and the new segments in the year ended  June 30, 2025 can be found in the overall business strategies and business segments section of Item 1 of this Report, entitled "Business".

Our CODM uses total revenue, gross profit, operating income and total assets in assessing segment performance and deciding how to allocate resources. Segment operating income includes corporate allocations. Segment revenues include sales of equipment and services by our segments. Total intersegment sales were $216 in the year ended June 30, 2025 and $769 in the year ended June 30, 2024. Certain corporate costs, including those related to legal, information technology, human resources and shared services are allocated to our segments on a combination of factors based on their relative revenues, manpower costs and fixed assets investments.

The amounts related to revenue and earnings presented as "Corporate/Others & Unallocated" include the results of an immaterial real estate business that ceased to be a reportable segment in Fiscal 2025 and includes certain costs incurred at the corporate-level, including the cost of our stock compensation plans, salaries, insurance, professional expenses and directors' fees not allocated to our reportable segments. Assets presented under the Corporate/Others & Unallocated segment consisted primarily of cash and cash equivalents, prepaid expenses and investment properties.

The cost of equipment, current year investment in new equipment and depreciation expense is allocated into respective reportable segments based on the primary purpose for which the equipment was acquired.

The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation:

			Gross	Operating
	Year Ended		Profit /	Income /	Total	Depr. And	Capital
	Jun. 30,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-End Solutions	2025	$24,682	$6,766	$411	$23,114	$2,437	$867
	2024	$30,111	$8,376	$1,095	$23,418	$4,056	$542

Industrial Electronics	2025	11,756	$2,412	$236	$6,659	$236	$100
	2024	12,176	$2,432	$509	$6,439	$210	$-

Corporate/Others & Unallocated	2025	35	$(34)	$(393)	$11,295	$68	$-
	2024	25	$(46)	$(511)	$12,683	$75	$-

Total Company	2025	$36,473	$9,144	$254	$41,068	$2,741	$967
	2024	$42,312	$10,762	$1,093	$42,540	$4,341	$542

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

18.  OTHER (EXPENSE) / INCOME

Other (expense) / income consisted of the following:

	For the Year Ended June 30,
	2025	2024
Interest income	$314	$370
Other rental income	138	127
Exchange loss	(671)	(74)
Other miscellaneous income	38	77
Total	$(181)	$500

19.  GOVERNMENT GRANTS

	For the Year Ended June 30,
	2025	2024
Government grants	$145	$113

During Fiscal 2025, the Company received government grants amounting to $145, $82 of which was an incentive from the Singapore government for local resident recruitment, $48 from the U.S. government related to Employee Retention Credit (“ERC”) and the remaining $15 related to capital expenditure subsidy received from the government in China.

During Fiscal 2024, the Company received government grants amounting to $113, $23 of which was an incentive from the Singapore government for local resident recruitment, $33 related to capital expenditure subsidy received from the China government and $57 from the U.S. government related to Employee Retention Credit.

20.  INCOME TAXES

(Loss) / Income before provision for income taxes consists of the following:

	For the Year Ended June 30,
	2025	2024
United States	(642)	(539)
International	815	2,168
Total	$173	$1,629

The components of the provision for income taxes are as follows:

	For the Year Ended June 30,
	2025	2024
Current:
Federal	$(25)	$76
State	5	2
Foreign	141	442
	$121	$520
Deferred:
Foreign	47	(34)
Total	$168	$486

A reconciliation of income tax benefit compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	For the Year Ended June 30,
	2025	2024
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	0.11	0.75
Permanent items and credits	126.63	11.04
Foreign rate differential	(52.40)	(4.23)
Tax true-ups and adjustments	14.27	-
Other	12.28	0.34
Changes in valuation allowance	14.70	0.93
Effective rate	136.59%	29.83%

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

Due to the enactment of Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the year ended June 30, 2025.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at June 30, 2025.

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

Temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

	For the Year Ended June 30,
	2025	2024
Deferred tax assets:
Net operating losses and credits	$646	$599
Inventory valuation	75	75
Right-of-use assets	-	56
Accrued vacation	33	12
Accrued expense	42	142
Fixed asset basis	25	11
Investment	70	77
General business credit	39	14
Other	-	13
Total deferred tax assets	$930	$999

Deferred tax liabilities:
Depreciation	$(196)	$(238)
Right-of-use assets	(10)	(56)
Other	(1)	(1)
Total deferred tax liabilities	$(207)	$(295)

Subtotal	723	704
Valuation allowance	(642)	(580)
Net deferred tax assets	$81	$124

Presented as follows in the balance sheets:
Deferred tax assets	$91	$124
Deferred tax liabilities	(10)	-
Net deferred tax assets	$81	$124

The valuation allowance increased by $61 in Fiscal 2025 and decreased by $37 in Fiscal 2024.

At June 30, 2025, the Company had no federal net operating loss carry-forward and had state net operating loss carry-forward of $2,384, which expire through 2034. These carryovers may be subject to limitations under I.R.C. Section 382. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against deferred tax assets recorded in the US and various foreign jurisdictions.

Generally, U.S. federal, state, and foreign authorities may examine the Company’s tax returns for three years, four years, and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to adjust the Company’s net operating loss carry-forwards until the statute of limitations closes on the tax years in which the net operating losses are utilized. Foreign tax authorities are currently conducting audits of our subsidiaries in Malaysia and China.

21.  REVENUE

The Company generates revenue primarily from SBS and IE, it's two reporting segments. The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes. The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer.

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

Majority of the equipment sales type include a 12-month warranty. The Company generally provides a limited warranty that our products comply with applicable specifications at the time of delivery. Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective parts. The Company has concluded that the warranty provided for standard products are assurance type warranties and are not separate performance obligations.

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

Product sales were $21,459 for the fiscal year ended June 30, 2025, as compared to $24,070 for the fiscal year ended June 30, 2024.

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

Service sales were $14,980 for the fiscal year ended June 30, 2025, as compared to $18,217 for the fiscal year ended June 30, 2024.

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

The following table is the reconciliation of contract balances.

	June 30,	June 30,
	2025	2024

Trade Accounts Receivable	10,804	10,661
Accounts Payable	1,896	3,175
Contract Liabilities	250	754

The Company had $nil and $47 remaining performance obligations, which represents our obligation to deliver products and services as of June 30, 2025 and 2024.

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

Options to purchase 819,250 shares of common stock at exercise prices ranging from $3.73 to $7.76 per share were outstanding as of June 30, 2025. 82,467 stock options were excluded in the computation of diluted EPS for Fiscal 2025 because they were anti-dilutive.

Options to purchase 701,750 shares of common stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of June 30, 2024. 140,500 stock options were excluded in the computation of diluted EPS for Fiscal 2024 because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2025	2024

(Loss) / Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(36)	$1,051
Loss attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	(5)	(1)
Net (loss) / income attributable to Trio-Tech International Common Shareholders	$(41)	$1,050

Weighted average number of common shares outstanding - basic	4,271	4,160
Dilutive effect of stock options	93	139
Number of shares used to compute earnings per share - diluted	4,364	4,299

Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.01)	$0.25
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic (loss) / earnings per share from net income attributable to Trio-Tech International	$(0.01)	$0.25

Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.01)	$0.24
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted (loss) / earnings per share from net income attributable to Trio-Tech International (1*)	$(0.01)	$0.24

( 1*) For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

23.  STOCK OPTIONS

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

●	A risk-free interest rate varying from 0.11% to 4.59% (2024: 0.20% to 4.59%);
●	No expected dividend payments and;
●	Expected volatility of 46.0% to 73.9% (2024: 47.3% to 72.2%).

The expected volatilities are based on the historical volatility of the Company’s common stock. Due to higher volatility, the observation was made on a daily basis for the 12 months ended June 30, 2025 and 2024 respectively. The observation period covered is consistent with the expected life of the options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies whose historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, to use a simplified approach for estimating the expected life of a “plain vanilla” option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the year ended June 30, 2025, the Company granted options to purchase 80,000 shares of its common stock to employees pursuant to the 2017 Employee Plan, with a weighted average grant-date fair value of $6.20.

During the year ended June 30, 2024, the Company granted options to purchase 122,500 shares of its common stock to employees pursuant to the 2017 Employee Plan, with a weighted average grant-date fair value of $4.94.

There were 2,500 stock options exercised under the 2017 Employee Plan during the year ended June 30, 2025. The Company recognized stock-based compensation expense of $244 in the year ended June 30, 2025 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $173 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of 3 years. The weighted average remaining contractual term for non-vested options outstanding under the 2017 Employee Plan was 1.69 years.

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

As of June 30, 2025, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 210,750 shares of common stock, with a weighted average exercise price of $5.59, and a weighted average contractual term of 2.35 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan as of June 30, 2025, was $1,179.

As of June 30, 2024, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 136,250 shares of common stock, with a weighted average exercise price of $5.57, and a weighted average contractual term of 2.87 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan as of June 30, 2024, was $759.

A summary of option activities under the 2017 Employee Plan during the years ended June 30, 2025 and 2024, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2023	216,375	4.89	2.92	140
Granted	122,500	4.94	-	-
Exercised	(64,625)	3.14	-	-
Forfeited or expired	(3,500)	-	-	-
Outstanding at June 30, 2024	270,750	5.35	3.43	268
Granted	80,000	6.20	-	-
Exercised	(2,500)	4.97	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2025	348,250	5.55	2.88	113
Exercisable at June 30, 2025	210,750	5.59	2.35	74

A summary of the status of the Company’s non-vested employee stock options during the years ended June 30, 2025 and 2024, is presented below:

		Weighted
		Average
		Grant-Date
		Fair
	Options	Value
Non-vested at July 1, 2023	81,750	$5.53
Granted	122,500	6.26
Vested	(69,750)	-
Forfeited	-	-
Non-vested at June 30, 2024	134,500	$5.12
Granted	80,000	6.20
Vested	(77,000)	-
Forfeited	-	-
Non-vested at June 30, 2025	137,500	5.47

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

During the year ended June 30, 2025, the Company granted options to purchase 100,000 shares of its common stock to directors pursuant to the 2017 Directors Plan, with an exercise price equal to the fair market value of common stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant, and a fair value of approximately $204, based on the fair value of $2.04 per share determined by the Black-Scholes option pricing model.

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

As all stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of June 30, 2025 and June 30, 2024.

There were 60,000 stock options exercised under the 2017 Directors Plan during the year ended June 30, 2025. The Company recognized stock-based compensation expense of $204 in the year ended June 30, 2025 under the 2017 Directors Plan.

There were 89,000 stock options exercised under the 2017 Directors Plan during the year ended June 30, 2024. The Company recognized stock-based compensation expense of $220 in the year ended June 30, 2024 under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the years ended June 30, 2025 and 2024, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2023	420,000	$4.91	2.91	$309
Granted	100,000	5.01	-	-
Exercised	(89,000)	3.40	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2024	431,000	$5.24	2.88	$531
Granted	100,000	5.01	-	-
Exercised	(60,000)	2.53	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2025	471,000	$5.80	2.76	$136
Exercisable at June 30, 2025	471,000	$5.80	2.76	$136

24.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 48 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases were $67 and $66 for the years ended June 30, 2025 and 2024, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2026 to the fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancellable operating leases, and is contractually due as of  June 30, 2025, as follows:

2026	$65
2027	23
2028	18
2029	4
$110

Future minimum rental income in China and Thailand to be received from fiscal year ended  June 30, 2025 to fiscal year ended June 30, 2027 on non-cancellable operating leases, and is contractually due as of June 30, 2024, as follows:

2025	$131
2026	44
2027	16
$191

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to four years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

Components of Lease Balances	June 30,	June 30,
	2025	2024
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$400	$1,649
Accumulated depreciation	(131)	(1,091)
Plant and Equipment, Net	$269	$558

Current portion of finance leases	$43	$57
Net of current portion of finance leases	-	34
Total Finance Lease Liabilities	$43	$91

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets, Net	$864	$1,887

Current portion of operating leases	540	1,162
Net of current portion of operating leases	324	725
Total Operating Lease Liabilities	$864	$1,887

	For the Year Ended June 30,
	2025	2024
Lease Cost
Finance lease cost:
Interest on finance lease	$3	$7
Amortization of right-of-use assets	78	85
Total finance lease cost	81	92
Operating Lease Costs	$1,450	$1,548

Other information related to leases was as follows (in thousands except lease term and discount rate):

	For the Year Ended June 30,
	2025	2024
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(3)	$(6)
Operating cash flows from operating leases	(1,450)	(1,415)
Finance cash flows from finance leases	(59)	(112)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	450	732

Weighted-Average Remaining Lease Term:
Finance leases	0.65	1.46
Operating leases	2.25	1.58
Weighted-Average Discount Rate:
Finance leases	1.98%	2.47%
Operating leases	4.93%	5.60%

As of June 30, 2025, the maturities of the Company's operating and finance lease liabilities were as follow:

	Operating
	Lease	Finance Lease
	Liabilities	Liabilities
Fiscal Year
2026	560	44
2027	146	-
2028	217	-
Total future minimum lease payments	$923	$44
Less: amount representing interest	(59)	(1)
Present value of net minimum lease payments	$864	$43

Presentation on statement of financial position
Current	540	43
Non-Current	324	-

As of June 30, 2024, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating
	Lease	Finance Lease
	Liabilities	Liabilities
Fiscal Year
2025	1,234	61
2026	658	34
2027	86	-
Total future minimum lease payments	$1,978	$95
Less: amount representing interest	(91)	(4)
Present value of net minimum lease payments	$1,887	$91

Presentation on statement of financial position
Current	1,162	57
Non-Current	725	34

25.  NON-CONTROLLING INTEREST

In accordance with the provisions of ASC Topic 810, the Company has classified the non-controlling interest as a component of stockholders’ equity in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the non-controlling ownership interests separately in the accompanying consolidated financial statements.

Non-controlling interest represents the minority stockholders’ share of 45% of the equity of Trio-Tech (Malaysia) Sdn. Bhd., Trio-Tech (Kuala Lumpur) Sdn. Bhd., SHI International Pte. Ltd., 48% of PT. SHI Indonesia, and 24% interest in Prestal Enterprise Sdn. Bhd. which are subsidiaries of the Company.

On June 30, 2025, TTI, through its subsidiary Trio-Tech (SIP) Co., Ltd., a Suzhou, China limited liability company (“Trio-Tech SIP”) acquired 49% of the equity interest of Trio-Tech (Jiangsu) Co. Ltd., a Suzhou, China limited liability company (“Trio-Tech Jiangsu”) from Suzhou Anchuang Technology Management LLP (“Anchuang”), resulting in the acquisition of all the equity interest in Trio-Tech Jiangsu (the “Equity Acquisition”). Prior to the Equity Acquisition, Trio-Tech SIP owned 51% of the equity interest of Trio-Tech Jiangsu. As result of the Equity Acquisition, Trio-Tech Jiangsu became a wholly-owned subsidiary of Trio-Tech SIP. Trio-Tech SIP is a wholly-owned subsidiary of Trio-Tech International Pte Ltd, a Singapore limited liability company, which is a wholly-owned subsidiary of Trio-Tech International.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
	2025	2024
Non-controlling interest
Beginning balance	$249	$165
Net income	41	92
Acquisition of subsidiary without a change in control	(265)	-
Translation adjustment	(62)	(8)
Ending balance	$(37)	$249

26. STOCK REPURCHASE PROGRAM

On  May 8, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company  may repurchase up to $1 million of its issued and outstanding common stock over a period of two years. Any and all share repurchase transactions are subject to market condition and applicable legal requirements.

As of June 30, 2025, $1 million remained available for repurchases under our repurchase program.

27.  SUBSEQUENT EVENT

On September 17, 2025, the Company and Lodestar Enterprise Sdn. Bhd. (“Lodestar”) entered into an Equity Purchase Agreement (“Agreement”) pursuant to which the Company, through its wholly-owned subsidiary, Trio-Tech International Pte. Ltd (Singapore) (“Trio-Tech Singapore”) agreed to acquire from Lodestar the remaining 50% of the total share capital of Trio-Tech (Malaysia) Sdn. Bhd. owned by Lodestar and not already owned by Trio-Tech Singapore (the “Acquisition”).  The Acquisition is subject to conditions to closing, including approval of the Acquisition by the Ministry of Investment, Trade and Industry in Malaysia. The purchase price for the Acquisition is RM14,200 payable in cash, or approximately $3,357 USD.  Upon consummation of the Acquisition, the Company will indirectly through Trio-Tech Singapore own 100% of the share capital of Trio-Tech Malaysia.

Other than as set forth above, the Company evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the date the consolidated financial statements were issued and determined that no additional subsequent events occurred that were reasonably expected to impact the consolidated financial statements presented herein.