Form 10-Q
period 2025-09-30
TRIO-TECH INTERNATIONAL
filed 2025-11-14
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-‐accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-‐2 of the Exchange Act. (Check one):

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

As of November 1, 2025, there were 4,350,555 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited), and June 30, 2025	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Three Months Ended September 30, 2025 (Unaudited), and September 30, 2024 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2025 (Unaudited), and September 30, 2024 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2025 (Unaudited), and September 30, 2024 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

Signatures		40

-i-

FORWARD-LOOKING STATEMENTS

The discussions of Trio-Tech International’s (the “Company”) business and activities set forth in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in other past and future reports and announcements by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and assumptions regarding future activities and results of operations of the Company. In light of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following factors, among others, could cause actual results to differ materially from those reflected in any forward-looking statements made by or on behalf of the Company: market acceptance of Company products and services; changing business conditions or technologies and volatility in the semiconductor industry, which could affect demand for the Company’s products and services; the impact of competition; problems with technology; product development schedules; delivery schedules; changes in military or commercial testing specifications which could affect the market for the Company’s products and services; difficulties in profitably integrating acquired businesses, if any, into the Company; or the divestiture in the future of one or more business segments; risks associated with conducting business internationally and especially in Asia, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations; the trade tension between U.S. and China; inflation; the war in Ukraine and Russia, the ongoing conflict between Israel and Hamas; other economic, financial and regulatory factors beyond the Company’s control and uncertainties relating to our ability to operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulation in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock, no par value (“Common Stock”), or impair our ability to raise money. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

Unless otherwise required by law, we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. You are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,262	$10,890
Short-term deposits	5,101	5,817
Trade accounts receivable, less allowance for expected credit losses of $59 and $35, respectively	15,860	10,804
Other receivables	705	608
Inventories, less provision for obsolete inventories of $823 and $851, respectively	2,404	2,262
Prepaid expense and other current assets	494	384
Restricted term deposits	815	816
Total current assets	37,641	31,581
NON-CURRENT ASSETS:
Deferred tax assets	92	91
Investment properties, net	330	345
Property, plant and equipment, net	5,753	6,021
Operating lease right-of-use assets	1,401	864
Other assets	236	231
Restricted term deposits	1,925	1,935
Total non-current assets	9,737	9,487
TOTAL ASSETS	$47,378	$41,068

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$-	$141
Accounts payable	7,821	1,896
Accrued expense	2,969	3,036
Contract liabilities	255	250
Income taxes payable	93	122
Current portion of bank loans payable	257	256
Current portion of finance leases	32	43
Current portion of operating leases	527	540
Total current liabilities	11,954	6,284
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	365	428
Operating leases, net of current portion	874	324
Deferred tax liabilities	9	10
Other non-current liabilities	32	31
Total non-current liabilities	1,280	793
TOTAL LIABILITIES	$13,234	$7,077

EQUITY
TRIO-TECH INTERNATIONAL SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 4,312,805 shares issued outstanding as at September 30, 2025 and June 30, 2025, respectively	$13,490	$13,490
Paid-in capital	6,037	5,979
Accumulated retained earnings	12,114	12,037
Accumulated other comprehensive income-translation adjustments	2,415	2,522
Total Trio-Tech International shareholders’ equity	34,056	34,028
Non-controlling interest	88	(37)
TOTAL EQUITY	$34,144	$33,991
TOTAL LIABILITIES AND EQUITY	$47,378	$41,068

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	September 30,	September 30,
	2025	2024
Revenue
Semiconductor Back-end Solutions	$11,452	$6,879
Industrial Electronics	4,052	2,914
Others	10	6
	15,514	9,799

Cost of Sales	12,929	7,477

Gross Margin	2,585	2,322

Operating Expense:
General and administrative	2,174	1,964
Selling	271	150
Research and development	94	88
Gain on disposal of property, plant and equipment	-	(13)
Total operating expense	2,539	2,189

Income from Operations	46	133

Other Income / (Expense)
Interest expense	(8)	(13)
Other income / (expense), net	185	(365)
Government grant	4	66
Total other income / (expense)	181	(312)

Income / (Loss) from Continuing Operations before Income Taxes	227	(179)

Income Tax Expense	(64)	(51)

Income / (Loss) from Continuing Operations before Non-controlling Interest, Net of Taxes	163	(230)

Discontinued Operations
Income from discontinued operations, net of tax	2	7
Net Income / (Loss)	165	(223)

Less: Net income attributable to non-controlling interest	88	13
Net Income / (Loss) Attributable to Common Shareholders	$77	$(236)

Amounts Attributable to Common Shareholders:
Income / (loss) from continuing operations, net of tax	76	(240)
Income from discontinued operations, net of tax	1	4
Net Income / (Loss) Attributable to Common Shareholders	$77	$(236)

Basic Earnings / (Loss) per Share:
Basic earnings /(loss) per share from continuing operations	$0.02	$(0.06)
Basic earnings / (loss) from discontinued operations	-	-
Basic Earnings / (Loss) per Share from Net Income / (Loss)	$0.02	$(0.06)

Diluted Earnings / (Loss) per Share:
Diluted earnings / (loss) per share from continuing operations	$0.02	$(0.06)
Diluted earnings / (loss) per share from discontinued operations	-	-
Diluted Earnings / (Loss) per Share from Net Income / (Loss)	$0.02	$(0.06)

Weighted Average Number of Common Shares Outstanding
Basic	4,313	4,250
Dilutive effect of stock options	49	85
Number of Shares Used to Compute Earnings Per Share Diluted	4,362	4,335

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended
	September 30,	September 30,
	2025	2024
Comprehensive (Loss) / Income Attributable to Common Shareholders:

Net income / (loss)	$165	$(223)
Foreign currency translation, net of tax	(70)	2,014
Comprehensive Income	95	1,791
Less: comprehensive income attributable to non-controlling interest	125	139
Comprehensive (Loss) / Income Attributable to Common Shareholders	$(30)	$1,652

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Three months ended September 30, 2025

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2025	4,313	13,490	5,979	12,037	2,522	(37)	33,991
Stock option expense	-	-	58	-	-	-	58
Net income	-	-	-	77	-	88	165
Translation adjustment	-	-	-	-	(107)	37	(70)
Balance at September 30, 2025	4,313	13,490	6,037	12,114	2,415	88	34,144

Three months ended September 30, 2024

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2024	4,250	13,325	5,531	11,813	660	249	31,578
Stock option expenses	-	-	71	-	-	-	71
Net (loss) / income	-	-	-	(236)	-	13	(223)
Translation adjustment	-	-	-	-	1,888	126	2,014
Balance at September 30, 2024	4,250	13,325	5,602	11,577	2,548	388	33,440

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$165	$(223)
Adjustments to reconcile net income to net cash flow provided by operating activities
Unrealized foreign exchange (gain) / loss	(9)	460
Depreciation and amortization	532	711
(Reversal) / Provision for obsolete inventories, net	(53)	29
Stock compensation	58	71
Allowance for expected credit losses	24	-
Accrued interest expense, net accrued interest income	6	(5)
Payment of interest portion of finance lease	-	(1)
Warranty expense, net	-	(7)
Reversal of income tax provision	-	(1)
Deferred tax expense	3	5
Repayment of operating lease	(205)	(363)
Trade accounts receivable	(5,080)	(1,427)
Other receivables	(97)	(114)
Other assets	(5)	93
Inventories	(131)	409
Prepaid expense and other current assets	(104)	(37)
Accounts payable, accrued expense and contract liabilities	5,862	(1,312)
Income taxes payable	(34)	(148)
Other non-current liabilities	1	3
Net Cash Provided by / (Used in) Operating Activities	$933	$(1,857)

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	698	140
Additions to property, plant and equipment	(46)	(69)
Proceeds from disposal of property, plant and equipment	-	10
Net Cash Provided by Investing Activities	$652	$81

Cash Flow from Financing Activities
Payment on lines of credit	(141)	-
Payment of bank loans	(66)	(70)
Payment of finance leases	(12)	(23)
Net Cash Used in Financing Activities	$(219)	$(93)

Effect of Changes in Exchange Rate	$(5)	$963

Net Increase / (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,361	(906)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13,641	12,556
Cash, Cash Equivalents, and Restricted Cash at End of Period	$15,002	$11,650

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$7	$11
Income taxes	$18	$193

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	12,262	8,948
Restricted Term-Deposits in Current Assets	815	804
Restricted Term-Deposits in Non-Current Assets	1,925	1,898
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$15,002	$11,650

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $815 and $804 as at September 30, 2025 and 2024, respectively are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,925 and $1,898 as at September 30, 2025 and 2024, respectively are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

* 100% owned by Trio-Tech International Pte. Ltd.

# On  September 17, 2025, the Company and Lodestar Enterprise Sdn. Bhd. (“Lodestar”) entered into an Equity Purchase Agreement (“Agreement”) pursuant to which the Company, through its wholly-owned subsidiary, Trio-Tech International Pte. Ltd (Singapore) (“Trio-Tech Singapore”) agreed to acquire from Lodestar the remaining 50% of the total share capital of Trio-Tech (Malaysia) Sdn. Bhd. owned by Lodestar and not already owned by Trio-Tech Singapore (the “Acquisition”).  The Acquisition is subject to conditions to closing, including approval of the Acquisition by the Ministry of Investment, Trade and Industry in Malaysia. The purchase price for the Acquisition is RM14,200 payable in cash, or approximately $3,357.  Upon consummation of the Acquisition, the Company will indirectly through Trio-Tech Singapore own 100% of the share capital of Trio-Tech Malaysia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars unless otherwise stated. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended June 30, 2025 (“Fiscal 2025”). The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

On July 1, 2025, the Company’s subsidiary Universal (Far East) Pte. Ltd. changed its functional currency from the Singapore Dollar to the U.S. Dollar ("USD"). Management concluded that significant economic facts and circumstances changed such that the new functional currency better reflects the subsidiary’s operating environment. The change has been accounted for prospectively from July 1, 2025. Prior periods have not been restated. Non-monetary assets and liabilities at the date of change were translated at the rates as of that date, and translation gains/losses arising after that date are recognized in other comprehensive income.

The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2026.

Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expense during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for credit losses on account receivables, reserve for obsolete inventory, impairments, provision of income tax, stock options and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2025.

2.	NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2024, the FASB released ASU No. 2024-03, Disaggregation of Income Statement Expenses. This ASU’s purpose is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Early adoption is permitted. This standard update is effective for Company beginning in the fiscal year ending June 30, 2028.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2027. Early adoption is permitted for periods in which financial statements have not yet been issued or made ready for issuance. The amendments in this ASU should be applied on a prospective basis. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

New pronouncements issued but not yet effective until after September 30, 2025, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	TERM DEPOSITS

	September 30,	June 30,
	2025	2025
	(Unaudited)

Short-term deposits	$5,113	$5,571
Currency translation effect on short-term deposits	(12)	246
Total short-term deposits	$5,101	$5,817
Restricted term deposits - Current	824	768
Currency translation effect on restricted term deposits	(9)	48
Total restricted term deposits - Current	$815	$816
Restricted term deposits – Non-current	1,943	1,797
Currency translation effect on restricted term deposits	(18)	138
Total restricted term deposits - Non-current	$1,925	$1,935
Total term deposits	$7,841	$8,568

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $815 and $816 as at September 30 and June 30, 2025, respectively are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,925 and $1,935 as at September 30 and June 30, 2025, respectively are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

The following table represents the changes in the allowance for expected credit losses:

	September 30,	June 30,
	2025	2025
	(Unaudited)

Beginning	$35	$209
Additions charged to expense	24	62
Recovered	-	(61)
Written off	-	(178)
Currency translation effect	-	3
Ending	$59	$35

5.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of September 30, 2025.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	274
Less: allowance for expected credit losses		(2,000)	(274)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $274 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on the Company’s financial policy, an allowance for expected credit losses of $274 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the three months ended September 30, 2025 and 2024. TTCQ is in the legal process of recovering the outstanding amount of approximately $274.

6.	INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2025	2025
	(Unaudited)

Raw materials	$1,458	$1,438
Work in progress	631	658
Finished goods	1,155	838
Less: provision for obsolete inventories	(823)	(851)
Currency translation effect	(17)	179
	$2,404	$2,262

The following table represents the changes in provision for obsolete inventories:

	September 30,	June 30,
	2025	2025
	(Unaudited)

Beginning	$851	$679
Additions charged to expense	-	160
Usage – disposition	(53)	(10)
Currency translation effect	25	22
Ending	$823	$851

7.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2025. The exchange rate is based on the market rate as of September 30, 2025.

	September 30,	June 30,
	2025	2025
	(Unaudited)

Property I – MaoYe Property
Cost	$301	$301
Less: Accumulated depreciation	(254)	(250)
Currency translation effect	(10)	(11)
	$37	40

	September 30,	June 30,
	2025	2025
	(Unaudited)

Property II – JiangHuai Property
Cost	$137	$137
Less: Accumulated depreciation	(31)	(25)
Currency translation effect	1	1
	$107	$113

	September 30,	June 30,
	2025	2025
	(Unaudited)

Property III – FuLi Property
Cost	$648	$648
Less: Accumulated depreciation	(389)	(382)
Currency translation effect	(73)	(74)
	$186	$192

Rental Property I – MaoYe Property

MaoYe Property generated a rental income of $6 during the three months ended September 30, 2025, and 2024, respectively.

A lease agreement was entered into on February 1, 2023 for a period of 4 years at a monthly rate of RMB15, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for MaoYe Property was $4 for the three months ended September 30, 2025, and 2024, respectively.

Rental Property II – JiangHuai

JiangHuai Property generated rental income of $1 and $nil or the three months ended September 30, 2025 and 2024, respectively. On January 1, 2025, the Company entered into a three-year lease agreement with a monthly rental payment of RMB2, or approximately $0.3. On September 17, 2025, the Company entered into another one-year lease with a monthly rental of RMB2, or approximately $0.3. Additionally, on October 30, 2025, the Company executed three separate lease agreements with terms of three years each and a monthly rental of RMB2, or approximately $0.3.

Depreciation expense for JiangHuai was $6 for the three months ended September 30, 2025, and 2024, respectively.

Rental Property III – FuLi

FuLi Property generated a rental income of $3 and $nil for the three months ended September 30, 2025, and 2024, respectively.

A lease agreement was entered into October 10, 2024 for a period of 4 years at a monthly rate of RMB9, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for FuLi was $7 for the three months ended September 30, 2025, and 2024, respectively.

Summary

Total rental income for all investment properties in China was $10 and for the three months ended September 30, 2025, as compared to $6 for three months ended September 30, 2024, respectively.

Depreciation expense for all investment properties in China was $17 for the three months ended September 30, 2025, and 2024, respectively.

8.	OTHER ASSETS

Other assets consisted of the following:

	September 30,	June 30,
	2025	2025
	(Unaudited)
Deposits for rental and utilities and others	$236	$219
Downpayment for purchase of investment properties*	1,580	1,580
Less: provision for impairment	(1,580)	(1,580)
Currency translation effect	-	12
Total	$236	$231

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

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of September 30, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,109	$3,718
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,938	$1,900
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$356	$356

As of June 30, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,155	$3,856
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,960	$1,864
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$354	$354

10.	ACCRUED EXPENSE

Accrued expense consisted of the following:

	September 30,	June 30,
	2025	2025
	(Unaudited)

Payroll and related costs	$1,278	$1,040
Commissions	255	155
Legal and audit	346	302
Sales tax and withholding tax	59	61
Sales rebate	26	46
Travel expense	18	24
Utilities	96	95
Warranty	18	17
Accrued purchase	121	339
Provision for reinstatement	568	555
Other accrued expense	183	125
Acquisition of subsidiary shares from non-controlling interest	-	141
Currency translation effect	1	136
Total	$2,969	$3,036

11.	ASSURANCE WARRANTY ACCRUAL

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

	September 30,	June 30,
	2025	2025
	(Unaudited)

Beginning	$17	$27
Additions charged to cost and expense	-	4
Utilization	-	(15)
Currency translation effect	1	1
Ending	$18	$17

12.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	September 30,	June 30,
	2025	2025
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% for both September 30, 2025 and June 30, 2025) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,318 and $2,351, as at September 30, 2025 and June 30, 2025, respectively.	$472	$508
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	-	4
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	72	85
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	78	87
Total bank loans payable	$622	$684

Current portion of bank loans payable	255	225
Currency translation effect on current portion of bank loans	2	31
Current portion of bank loans payable	257	256
Long-term portion of bank loans payable	363	368
Currency translation effect on long-term portion of bank loans	2	60
Long-term portion of bank loans payable	$365	$428

Future minimum payments (excluding interest) as at September 30, 2025, were as follows:

Remainder of Fiscal 2026	$192
2027	237
2028	182
Thereafter	11
Total obligations and commitments	$622

Future minimum payments (excluding interest) as at June 30, 2025, were as follows:

2026	$256
2027	236
2028	181
2029	11
Total obligations and commitments	$684

13.	COMMITMENTS AND CONTINGENCIES

The Company has capital commitments for capital expenditure amounting to $nil as at September 30, 2025, as compared to capital commitment of $16 as at June 30, 2025.

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

Our operating businesses are organized based on the nature of markets. The SBS segment comprises our core semiconductor back-end equipment manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries are being reported together in our IE segment. A detailed description of our operating segments as of September 30, 2025 can be found in the overview section of Item 2 of this Quarterly Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". A mapping of our previous presentation and the new segments is presented below:

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

Our CODM uses total revenue, gross profit, operating income and total assets in assessing segment performance and deciding how to allocate resources. Segment operating income includes corporate allocations. Segment revenue includes sales of equipment and services by our segments. Total intersegment sales were $11 and $36 in the three months ended September 30, 2025 and September 30, 2024 respectively. Certain corporate costs, including those related to legal, information technology, human resources and shared services are allocated to our segments based on their relative revenue, manpower costs and fixed assets.

The amounts related to revenue and earnings presented as Others include the results of an immaterial real estate business and includes certain costs incurred at the corporate-level, including the cost of our stock compensation plans not allocated to our reportable segments. Assets presented under Others segment consisted primarily of cash and cash equivalents, prepaid expense and investment properties.

The cost of equipment, current year investment in new equipment and depreciation expense is allocated into respective reportable segments based on the primary purpose for which the equipment was acquired.

The following segment information is unaudited for the three months ended September 30, 2025, and September 30, 2024:

Business Segment Information:

	Three Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	September 30,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2025	$11,452	$1,710	$(80)	$29,712	$455	$38
	2024	$6,879	$1,794	$177	$26,265	$636	$133

Industrial Electronics	2025	4,052	882	198	7,432	60	8
	2024	2,914	539	(7)	6,297	58	-

Others	2025	10	(7)	(72)	10,234	17	-
	2024	6	(11)	(37)	10,378	17	-

Total Company	2025	$15,514	$2,585	$46	$47,378	$532	$46
	2024	$9,799	$2,322	$133	$42,940	$711	$133

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

15.	OTHER INCOME / (EXPENSE)

Other income / (expense) consisted of the following:

	Three Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Interest income	$61	$101
Other rental income	30	38
Exchange gain / (loss)	76	(506)
Other miscellaneous income	18	2
Total	$185	$(365)

16.	GOVERNMENT GRANTS

	Three Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Government grant	$4	$66

In the three months ended September 30, 2025, the Company received government grants amounting to $4, $2 of which was an incentive from the Singapore government for local resident recruitment, and $2 related to capital expenditure subsidy received from the government in China.

During the same period in Fiscal 2025, the Company received government grants amounting to $66, $62 of which was an incentive from the Singapore government for local resident recruitment, and $4 related to capital expenditure subsidy received from the government in China.

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $nil for the three months ended September 30, 2025 and 2024, respectively.

The Company's income tax expense was $64 for the three months ended September 30, 2025, as compared to $51 for the same period in Fiscal 2025. Income tax expense increased due to higher chargeable income. Our effective tax rate (“ETR”) from continuing operations was 28.2% and 28.5% for the three months ended September 30, 2025 and September 30, 2024, respectively.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at September 30, 2025 and September 30, 2024, respectively.

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

Product sales were $6,220 for the three months ended  September 30, 2025, as compared to $5,354 for the three months ended  September 30, 2024.

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

Service sales were $9,284 for the three months ended  September 30, 2025, as compared to $4,440 for the three months ended  September 30, 2024.

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

The following table is the reconciliation of contract balances.

	September 30,	June 30,
	2025	2025
	(Unaudited)

Trade Accounts Receivable	$15,860	$10,804
Accounts Payable	7,821	1,896
Contract Liabilities	255	250

Remaining Performance Obligation

The Company had $nil remaining performance obligations, which represents our obligation to deliver products and services for both period ended September 30, 2025 and September 30, 2024.

19.	EARNINGS PER SHARE

Options to purchase 863,750 shares of Common Stock at exercise prices ranging from $3.73 to $7.76 per share were outstanding as of September 30, 2025. 75,125 stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three months ended September 30, 2025, because they were anti-dilutive.

Options to purchase 741,750 shares of Common Stock at exercise prices ranging from $2.53 to $7.76 per share were outstanding as of September 30, 2024. 180,500 stock options were excluded in the computation of EPS for the three months ended September 30, 2024, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)

Income / (Loss) attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$76	$(240)
Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	1	4
Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders	$77	$(236)

Weighted average number of common shares outstanding - basic	4,313	4,250
Dilutive effect of stock options	49	85
Number of shares used to compute earnings per share - diluted	4,362	4,335

Basic earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.02	$(0.06)
Basic earnings / (loss) per share from discontinued operations attributable to Trio-Tech International	-	-
Basic Earnings / (Loss) per Share from Net Income / (Loss) Attributable to Trio-Tech International	$0.02	$(0.06)

Diluted earnings / (loss) per share from continuing operations attributable to Trio-Tech International	$0.02	$(0.06)
Diluted earnings / (loss) per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted Earnings / (Loss) per Share from Net Income / (Loss) Attributable to Trio-Tech International[1]	$0.02	$(0.06)

1 For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●	An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term;
●	A risk-free interest rate varying from 3.15% to 4.59% (2025: 0.11% to 4.59%);
●	No expected dividend payments; and
●	Expected volatility of 73.92% to 121.23% (2025: 46.0% to 73.9%).

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

During the three-month period ended September 30, 2025, there were 44,500 stock options granted and no stock options were exercised under the 2017 Employee Plan. The Company recognized $58 in stock-based compensation expense during the three months ended September 30, 2025.

During the three-month period ended September 30, 2024, there were 40,000 stock options granted and no stock options were exercised under the 2017 Employee Plan. The Company recognized $71 in stock-based compensation expense during the three months ended September 30, 2024.

As of September 30, 2025, there were vested stock options granted under the 2017 Employee Plan covering a total of 250,125 shares of Common Stock. The weighted-average exercise price was $5.55 and the weighted average remaining contractual term was 2.31 years.

As of September 30, 2024, there were vested stock options granted under the 2017 Employee Plan covering a total of 164,500 shares of Common Stock. The weighted-average exercise price was $5.54 and the weighted average remaining contractual term was 2.84 years.

A summary of option activities under the 2017 Employee Plan during the three months ended September 30, 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2025	348,250	$5.55	2.88	$113
Granted	44,500	5.24	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2025	392,750	$5.51	2.87	$260
Exercisable at September 30, 2025	250,125	$5.55	2.31	$176

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2025, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2025	137,500	$5.47
Granted	44,500	5.24
Vested	(39,375)	-
Non-vested at September 30, 2025	142,625	$5.43

A summary of option activities under the 2017 Employee Plan during the three months ended September 30, 2024, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	270,750	$5.35	3.43	$268
Granted	40,000	6.17	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2024	310,750	$5.45	3.38	$142
Exercisable at September 30, 2024	164,500	$5.54	2.84	$73

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2024, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2024	134,500	$5.12
Granted	40,000	6.17
Vested	(28,250)	-
Non-vested at September 30, 2024	146,250	$5.35

2017 Directors Equity Incentive Plan

The 2017 Directors Plan permits the grant of options to its directors in the form of non-qualified options and restricted stock, and initially covered up to an aggregate of 300,000 shares of Common Stock. In September 2020, the Company’s Board of Directors approved an amendment to the 2017 Directors Plan to increase the shares covered thereunder from 300,000 shares to an aggregate of 600,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2020. In October 2023, the Company’s Board of Directors approved an amendment to the 2017 Directors Plan to increase the shares covered thereunder from 600,000 shares to an aggregate of 900,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2023.

Under the 2017 Directors Plan, the exercise price of the non-qualified options is required to be 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are exercisable immediately as of the grant date.

During the three-month period ended September 30, 2025, the Company did not grant any stock options under the 2017 Directors Plan. There were no stock options exercised and the Company did not recognize any stock-based compensation expense during the three months ended September 30, 2025.

During the three-month period ended September 30, 2024, the Company did not grant any stock options and no stock options were exercised under the 2017 Directors Plan. The Company did not recognized any stock-based compensation expense during the three months ended September 30, 2024.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of September 30, 2025, or September 30, 2024.

As of September 30, 2025, there were vested stock options granted under the 2017 Directors Plan covering a total of 471,000 shares of Common Stock. The weighted average exercise price was $5.80 and the weighted average remaining contractual term was 2.51 years.

As of September 30, 2024, there were vested stock options granted under the 2017 Directors Plan covering a total of 431,000 shares of Common Stock. The weighted average exercise price was $5.24 and the weighted average remaining contractual term was 2.63 years.

A summary of option activity under the 2017 Directors Plan during the three months ended September 30, 2025, is presented as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2025	471,000	$5.80	2.76	$136
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2025	471,000	$5.80	2.51	$274
Exercisable at September 30, 2025	471,000	$5.80	2.51	$274

A summary of option activity under the 2017 Directors Plan during the three months ended September 30, 2024, is presented as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	431,000	$5.24	2.88	$531
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2024	431,000	$5.24	2.63	$349
Exercisable at September 30, 2024	431,000	$5.24	2.63	$349

21.	LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 48 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $17 and $17 for the three months ended September 30, 2025, and September 30, 2024, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2026 to the fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancelable operating leases is contractually due as follows as of September 30, 2025:

Remainder of 2026	$134
2027	152
2028	149
2029	27
$462

Future minimum rental income in China and Thailand to be received from Fiscal 2026 to Fiscal 2027 on non-cancelable operating leases is contractually due as follows as of June 30, 2025:

2026	$65
2027	23
2028	18
2029	4
$110

Company as Lessee

The Company is the lessee under operating leases for corporate offices and manufacturing and testing facilities with remaining lease terms of one year to five years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows (in thousands):

Components of Lease Balances	September 30,	June 30,
	2025	2025
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$396	$400
Accumulated depreciation	(150)	(131)
Plant and Equipment, Net	$246	$269

Current portion of finance leases	$32	$43
Total Finance Lease Liabilities	$32	$43

Operating Leases (Corporate Offices, Manufacturing and Testing Facilities)
Operating lease right-of-use assets, Net	$1,401	$864

Current portion of operating leases	527	540
Current portion of operating leases, Net	874	324
Total Operating Lease Liabilities	$1,401	$864

As of September 30, 2025, the Company has entered into lease agreements for properties that have been signed but have not yet commenced. The leases agreements are expected to begin on November 1, 2025. The future minimum lease payments are $44 for the remainder of Fiscal 2026, $66 for Fiscal 2027, $66 for Fiscal 2028 and $161 thereafter. Since the lease terms have yet to commence, the Company has not recognized a Right-of-Use (ROU) asset and its corresponding lease liability in the balance sheet as of September 30, 2025. The ROU asset and lease liabilities will be recognized in the financial statements when the lease term commences.

	Three Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$-	$1
Amortization of right-of-use assets	20	15
Total finance lease cost	$20	$16

Operating Lease Costs	$205	$388

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Three Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$-	$(1)
Operating cash flows from operating leases	(205)	(363)
Finance cash flows from finance leases	(12)	(23)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	737	-

Weighted-Average Remaining Lease Term:
Finance leases	0.38	1.73
Operating leases	2.42	1.42
Weighted-Average Discount Rate:
Finance leases	1.75%	2.35%
Operating leases	4.81%	5.41%

As of September 30, 2025, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
Remainder of Fiscal 2026	$473	$32
2027	297	-
2028	277	-
Thereafter	477	-
Total future minimum lease payments	$1,524	$32
Less: amount representing interest	(123)	-
Present value of net minimum lease payments	$1,401	$32

Presentation on statement of financial position
Current	$527	$32
Non-Current	$874	$-

As of June 30, 2025, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
2026	$560	$44
2027	146	-
2028	117	-
Thereafter	100	-
Total future minimum lease payments	$923	$44
Less: amount representing interest	(59)	(1)
Present value of net minimum lease payments	$864	$43

Presentation on statement of financial position
Current	$540	$43
Non-Current	$324	$-

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2025 and year ended June 30, 2025.

Term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments.

Restricted term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments or internal rate are at prevailing market rate.

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

23.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue
- Customer A	39.8%	0.0%
- Customer B	12.4%	21.8%
- Customer C	10.2%	22.5%
Trade Account Receivables
- Customer A	39.9%	0.0%
- Customer B	18.7%	23.7%
- Customer C	9.9%	22.1%

24. STOCK REPURCHASE PROGRAM

On  May 8, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company  may repurchase up to $1 million of its issued and outstanding common stock over a period of two years. Any and all share repurchase transactions are subject to market condition and applicable legal requirements.

As of September 30, 2025, $1 million remained available for repurchases under our repurchase program.

25. SUBSEQUENT EVENTS

On November 3, 2025, the Company filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which we may raise capital of up to $50,000,000 in any combination of securities, including common stock, warrants and units, for certain capital expenditures, to finance possible acquisitions, to increase ownership or purchase the remaining equity in subsidiaries partially owned by the Company, and/or for general corporate purposes, including working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“Fiscal 2025”).

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

Critical Accounting Estimates & Policies

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors.

There have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for Fiscal 2025. Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements for additional details. In addition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2025 for a complete description of our critical accounting policies and estimates.

First Quarter Fiscal Year 2026 Highlights

●	Total revenue increased by $5,715, or 58.3%, to $15,514 in the first quarter of Fiscal 2026, compared to $9,799 for the same period in Fiscal 2025.
●	SBS segment revenue increased by $4,573, or 66.5% to $11,452 for the first quarter of Fiscal 2026, compared to $6,879 for the same period in Fiscal 2025.
●	IE segment revenue increased by $1,138, or 39.1%, to $4,052 for the first quarter of Fiscal 2026, compared to $2,914 for the same period in Fiscal 2025.
●	The overall gross profit margin decreased by 7.0% to 16.7% for the first quarter of Fiscal 2026, from 23.7% for the same period in Fiscal 2025.

●	General and administrative expense increased by $210, or 10.7%, to $2,174 for the first quarter of Fiscal 2026, from $1,964 for the same period in Fiscal 2025.
●	Selling expense increased by $121, or 80.7%, to $271 for the first quarter of Fiscal 2026, from $150 for the same period in Fiscal 2025.
●	Income from operations was $46 for the first quarter of Fiscal 2026, reflecting a decline of $87 as compared to income from operations of $133 for the same period in Fiscal 2025.
●	Other income was $181 for the first quarter of Fiscal 2026, representing an favorable variance of $493 as compared to other expense of $312 for the same period in Fiscal 2025.
●	Income tax expense was $64 in the first quarter of Fiscal 2026, an increase of $13 as compared to $51 for the same period in Fiscal 2025.
●

During the first quarter of Fiscal 2026, income from continuing operations before non-controlling interest, net of tax was $163, as compared to loss from continuing operations before non-controlling interest of $230 for the same period in Fiscal 2025.

●	Net income attributable to non-controlling interest for the first quarter of Fiscal 2026 was $88, an increase of $75 as compared to net income of $13 for the same period in Fiscal 2025.
●	Basic earnings per share for the first quarter of Fiscal 2026 was $0.02, as compared to loss per share of $0.06 for the same period in Fiscal 2025.
●	Diluted earnings per share for the first quarter of Fiscal 2026 was $0.02, as compared to loss per share of $0.06 for the same period in Fiscal 2025.
●	Total assets increased by $6,310 to $47,378 as of September 30, 2025, compared to $41,068 as of June 30, 2025.
●	Total liabilities increased by $6,157 to $13,234 as of September 30, 2025, compared to $7,077 as of June 30, 2025.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three months ended September 30, 2025 and 2024.

Revenue Components	Three Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)

Semiconductor Back-end Solutions (SBS)	73.8%	70.2%
Industrial Electronics (IE)	26.1%	29.7%
Others	0.1%	0.1%
Total	100%	100%

Revenue for the three months ended September 30, 2025 was $15,514, representing an increase of $5,715 when compared to revenue of $9,799 for the same period of Fiscal 2025. As a percentage, revenue increased by 58.3% for the three months ended September 30, 2025, when compared to revenue for the same period of Fiscal 2025.

Revenue within our two current segments for the three months ended September 30, 2025, is discussed below.

Semiconductor Back-end Solutions (SBS)

Revenue in the SBS segment as a percentage of total revenue was 73.8% for the three months ended September 30, 2025, an increase of 3.6% of total revenue when compared to 70.2% in the same period of Fiscal 2025. Total SBS revenue increased by $4,573 to $11,452 from $6,879 for the three months ended September 30, 2025.

SBS segment demonstrated strong revenue growth for three month period ended September 30, 2025, primarily driven by the launch of final test services for AI chips which commenced in the final month of the first quarter of Fiscal 2026, as one of our customers shifted toward alternative geographies for testing solutions. Testing services demand in markets outside China are showing signs of recovery and this has further supported the segment’s revenue momentum.

However, revenue from equipment sales within the SBS segment continues to be impacted by broader market headwinds, as customers remain cautious with capital expenditures amid ongoing economic uncertainty.

The SBS segment reported overall revenue growth, supported by stronger results in key markets. However, the market remains highly sensitive to global economic shifts and changes in consumer demand, leading to fluctuations in performance. While these developments suggest a gradual recovery from the industry’s cyclical downturn, we continue to adopt a prudent and balanced approach toward growth and risk management.

Industrial Electronics (IE)

Revenue in the IE segment as a percentage of total revenue was 26.1% for the three months ended September 30, 2025, representing a decrease of 3.6% when compared to 29.7% in the same period of Fiscal 2025. Total IE revenue increased by $1,138 from $2,914 to $4,052 for the three months ended September 30, 2025 as compared to the same period of Fiscal 2025.

The increase in IE revenue was primarily driven by higher sales of aerospace related products coupled with an increase in equipment sales. Since Fiscal 2025, the Company mitigated revenue volatility through service portfolio diversification and expanded into aerospace business, offsetting softer demand in existing markets. Our ability to deliver customized, value-added solutions has enabled us to capitalize on new partnership opportunities while strengthening market penetration for our proprietary product lines, including Highly Accelerated Stress Test (HAST) systems, bubble testers, centrifuges, and Artic systems. These strategic initiatives underscore our commitment to long-term growth and adaptability amid evolving market conditions.

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

On August 9, 2022, the CHIPS and Science Act of 2022 (“CHIPS Act”) was enacted in the U.S. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the U.S. We continue to evaluate the business impact and potential opportunities related to the CHIPS Act. To date, we do not see any direct effect of the CHIPS Act on the Company in the foreseeable future. Meanwhile, the One Big Beautiful Bill Act enacted on July 2025 extended key business provisions of the Tax Cuts and Jobs Act, which are expected to benefit the Company by allowing immediate expensing of qualified capital investments, thereby reducing taxable income, tax expenses and improving operating cash flow to support ongoing growth.

The recent U.S. tariff regime announced in April 2025 could potentially influence downstream demand variability among our customers. While we have no direct significant exposure to these tariffs, secondary effects may arise if customers adjust their procurement strategies in response to trade policy changes. However, the tariff environment remains fluid, with ongoing policy adjustments continuing to reshape regional trade dynamics. Based on our preliminary observations, demand appears to shift from China to other countries in the region. However, potential effects on macro demand in the future are far from clear, although we recognize the risk of revenue volatility should global demand continue to weaken due to the continued trade tensions between China and the U.S. and the potential that such continued trade tensions result in declining economic conditions. We continue to evaluate capacity adjustments in alignment with observable demand signals while maintaining operational flexibility to adapt to changing market conditions.

As of September 30, 2025, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, uncertainty regarding tariffs, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

Comparison of the Three Months Ended September 30, 2025, and September 30, 2024

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2025 and 2024 respectively:

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	83.3%	76.3%
Gross Margin	16.7%	23.7%
Operating expense
General and administrative	14.0%	20.0%
Selling	1.7%	1.5%
Research and development	0.6%	0.9%
Gain on disposal of property, plant and equipment	0.0%	(0.1)%
Total operating expense	16.4%	22.3%
Income from Operations	0.3%	1.4%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 7.0% to 16.7% for the three months ended September 30, 2025, from 23.7% for the same period of Fiscal 2025. Gross profits increased by $263 to $2,585 for the three months ended September 30, 2025, from $2,322 for the same period in Fiscal 2025.

Gross profit margin as a percentage of revenue in the SBS segment decreased by 11.2% to 14.9% for the three months ended September 30, 2025, as compared to 26.1% for the same period in Fiscal 2025. In absolute dollar amounts, gross profit in the SBS segment for the three months ended September 30, 2025, was $1,710, a decrease of $84, compared to $1,794 in the same period in Fiscal 2025.

During the three-month period ended September 30, 2025, the SBS segment experienced a notable decline in gross profit margins attributable to its China operations, primarily due to reduced revenue contributions compared to the same period in Fiscal 2025. While revenue from markets outside China showed an upward trend, the associated margins remained relatively compressed. The incremental revenue relating to final testing services that commenced in the final moth of the first quarter was derived from new service streams that required no capital investment, resulting in lower margin profiles that reflect the reduced risk exposure. As the revenue mix increasingly shifts toward final testing services, gross profit margins are expected to trend below historical levels for the SBS segment. Nevertheless, the additional revenue is anticipated to enhance overall profitability in absolute dollar terms.

Gross profit margin as a percentage of revenue in the IE segment increased by 3.3% to 21.8% for the three months ended September 30, 2025, from 18.5% for the same period in Fiscal 2025. In absolute dollar amounts, gross profit in the IE segment for the three months ended September 30, 2025, was $882, indicating an increase of $343, compared to $539 in the same period in Fiscal 2025. The gross profit margin improvement in the IE segment reflects a more favorable product mix of equipment sales this quarter, with higher-margin products accounting for a significantly larger proportion of total sales compared to previous periods. This shift in mix dynamics where higher-value products drive more revenue has lifted overall profitability. This is in contrast with same quarter in last Fiscal 2024 when margins were diluted by greater volume of lower-margin sales.

Operating Expense

Operating expense for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
General and administrative	$2,174	$1,964
Selling	271	150
Research and development	94	88
Gain on disposal of property, plant and equipment	-	(13)
Total	$2,539	$2,189

General and administrative expense increased by $210, or 10.7%, from $1,964 to $2,174 for the three months ended September 30, 2025, compared to the same period in Fiscal 2025. The increase in general and administrative expense was mainly due to higher personnel-related costs and headcount growth in the Singapore operations across both the SBS and IE segments. For the IE segment, the increase was largely attributable to expansion into new markets and related business development activities. In the SBS segment, remuneration expense rose to enhance operational efficiency and support future business growth.

Selling expense increased by $121, or 80.7%, from $150 to $271 for the three months ended September 30, 2025, compared to the same period in Fiscal 2025. The increase in selling expense was primarily attributable to an increase in commissionable sales in both the SBS and IE segments.

Income from Operations

Income from operations was $46 for the three months ended September 30, 2025, a decrease of $87, as compared to income of $133 from operations for the same period in Fiscal 2025. Despite an overall increase in revenue, compressed gross margins in the SBS segment, and an increase in operating expense limited the positive impact of revenue growth, resulting in a decline in operating profitability.

Interest Expense

Interest expense for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Interest expense	$8	$13

Interest expense was $8 for the three months ended September 30, 2025, a decrease of $5, or 38.5%, compared to $13 for the same period of Fiscal 2025 due to lower utilization of credit facilities and a reduction in outstanding loans. As of September 30, 2025, the Company had an unused line of credit of $5,974 as compared to $6,134 as at September 30, 2024.

Other Income / (Expense)

Other Income / (Expense) for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Interest income	$61	$101
Other rental income	30	38
Exchange gain / (loss)	76	(506)
Other miscellaneous income	18	2
Total	$185	$(365)

There was a favorable shift by $550 in other expense to $185 for the three months ended September 30, 2025 as compared to other expense of $365 for the same period in Fiscal 2025. The shift was primarily driven by a favorable foreign currency movement, for the three months ended September 30, 2025, in contrast with an unrealized exchange loss of $460 recorded during the same period in Fiscal 2025.

Our net income is exposed to foreign exchange fluctuations as our subsidiaries' functional currencies differ from the U.S. dollar. For the three months ended September 30, 2025, the weakening of the Singapore dollar against the U.S. dollar resulted in an unrealized foreign exchange gain, primarily from the remeasurement of U.S. dollar denominated monetary assets and liabilities. The impact of such fluctuations was partially mitigated by the change in functional currency of Universal Far East, which reduced the overall exposure to U.S. dollar movements.

Government Grant

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)

Government Grant	$4	$66

In the three months ended September 30, 2025, the Company received government grants amounting to $4, $2 of which was an incentive from the Singapore government for local resident recruitment, and $2 related to a capital expenditure subsidy received from the government in China.

During the same period in Fiscal 2025, the Company received government grants amounting to $66, $62 of which was an incentive from the Singapore government for local resident recruitment, and $4 related to capital expenditure subsidy received from the government in China.

Income Tax Expense

The Company's income tax expense was $64 and $51 for the three months ended September 30, 2025, and 2024, respectively. Income tax expense increased in line with higher taxable income.

Non-controlling Interest

As of September 30, 2025, we held a 55% interest in Trio-Tech (Malaysia) Sdn. Bhd., SHI International Pte. Ltd., and 52% interest in PT. SHI Indonesia. We also held a 76% interest in Prestal Enterprise Sdn. Bhd. The share of non-controlling interest in the net income from the subsidiaries for the three months ended September 30, 2025 was $88 compared to the share of income from the non-controlling interest of $13 for the same period in Fiscal 2025. The increase in net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Company.

Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders

Net income attributable to Company’s common shareholders was $77 for the three months ended September 30, 2025, compared to a net loss of $236 for the same period in Fiscal 2025.

Earning / Loss per Share

Basic earnings per share from continuing operations were $0.02 for three months ended September 30, 2025 as compared to basic loss per share of $0.06 for the same period in Fiscal 2025. Basic earnings per share from discontinued operations were $nil for three months ended September 30, 2025 and September 30, 2024 respectively.

Diluted earnings per share from continuing operations were $0.02 for three months ended September 30, 2025 as compared to diluted loss per share of $0.06 for the same period in Fiscal 2025. Diluted earnings per share from discontinued operations were $nil for three months ended September 30, 2025 and September 30, 2024.

Segment Information

The revenue, gross margin, and (loss) / income from operations for each segment during the first quarter of Fiscal 2026 and Fiscal 2025 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of (loss) / income from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$11,452	$6,879
Gross margin	14.9%	26.1%
(Loss) / Income from operations	$(80)	$177

Loss from operations from the SBS segment was $80 compared to income from operations of $177 in the same period in Fiscal 2025. The decline primarily reflects the notable reduction in gross profit from China operations, coupled with higher operating expenses across other operations. As previously discussed, despite strong revenue growth during the quarter, the significant increase in revenue only began in the final month of the quarter ended September 30, 2025, and compressed margins limited its impact on operating income. Operating expense increased from $1,617 for the three months ended September 30, 2024 to $1,790 for the three months ended September 30, 2025. This increase of $173 in operating expenses was primarily driven by additional operational, logistics, and personnel-related costs associated with supporting the incremental revenue growth.

Industrial Electronics (IE)

The revenue, gross margin, and (loss) / income from operations for the IE segment for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$4,052	$2,914
Gross margin	21.8%	18.5%
Income from operations	$198	$(7)

Income for operations from IE segment for the three months ended September 30, 2025 was $198, an increase of $205 from loss from operations of $7 in the same period in Fiscal 2025. The increase was mainly attributable to an increase in revenue and gross profit in absolute dollar amounts. Operating expense increased from $546 for the three months ended September 30, 2024 to $684 for the three months ended September 30, 2025. The enhancement in gross profitability more than offset the impact of operating expenses, resulting in a higher operating income compared to the three months ended September 30, 2024.

Financial Condition

During the three months ended September 30, 2025, total assets increase by $6,310 to $47,378 compared to $41,068 as of June 30, 2025. The increase was primarily due to an increase in cash and cash equivalents. trade accounts receivable, inventories, other receivables and prepaid expenses, which was partially offset by a decrease in property, plant and equipment and operating right-of-use assets

Cash and cash equivalents were $12,262 at September 30, 2025, reflecting an increase of $1,372 from $10,890 at June 30, 2025. The net increase in cash and cash equivalents was primarily attributable to higher customer collections from the China, Singapore, and Thailand operations, as well as favorable changes in working capital during the current quarter. In addition, a portion of short-term deposits was held as cash to enhance liquidity for working capital and investment activities

The trade accounts receivable balance as of September 30, 2025 increased by $5,056 to $15,860, from $10,804 at June 30, 2025, primarily reflecting higher overall revenue across both segment between June 30, 2025 and September 30, 2025. The number of days’ sales outstanding in accounts receivables for the group was 77 days and 106 days for the first quarter of Fiscal 2026 and the end of Fiscal 2025, respectively.

Other receivables at September 30, 2025, were $705, an increase of $97, compared to $608 at June 30, 2025. The increase was mainly due to the recognition of deferred costs and advance payments made to our suppliers for goods and services in our Singapore operations.

Inventories at September 30, 2025, were $2,404, an increase of $142, compared to $2,262 at June 30, 2025. The increase in inventories was primarily attributable to higher inventory levels in the IE segment to support anticipated order fulfillment in the upcoming fiscal quarters.

Prepaid expense was $494 at September 30, 2025 compared to $384 at June 30, 2025. Prepaid expense mainly consists of insurance, rental and software license fees. The increase in prepayments primarily reflected upfront payments for annual insurance premiums and software licenses entered into during the current quarter.

Investment properties’ net in China was $330 at September 30, 2025 and $345 at June 30, 2025. The decrease was primarily due to the depreciation charged and foreign currency exchange movement between June 30, 2025 and September 30, 2025.

Property, plant and equipment decreased by $268 from $6,021 at June 30, 2025, to $5,753 at September 30, 2025, mainly due to depreciation charged for the period and asset disposals.

Other assets increased by $5 to $236 at September 30, 2025 compared to $231 at June 30, 2025. Other assets mainly consists of rental and utilities deposits.

Accounts payable increased by $5,925 to $7,821 at September 30, 2025, compared to $1,896 at June 30, 2025. The increase in trade payables was primarily attributable to higher procurement activity in line with increased sales.

Accrued expense decreased by $67 to $2,969 at September 30, 2025, as compared to $3,036 at June 30, 2025. The decrease in accrued expense was mainly due to payments made out of provisions and a decrease in accrued purchases.

Contract liabilities increased by $5 to $255 at September 30, 2025 as compared to $250 at June 30, 2025. The increase in contract liabilities mainly reflects higher customer deposits from our Singapore operations, as additional service contracts were secured during the period for delivery in subsequent quarters.

Bank loans payable decreased by $62 to $622 as of September 30, 2025, as compared to $684 as of June 30, 2025. The decrease was mainly due to scheduled debt repayments, absence of new loan arrangements coupled with foreign currency exchange movement between June 30, 2025 and September 30, 2025.

Finance leases decreased by $11 to $32 at September 30, 2025, as compared to $43 at June 30, 2025. This was due to the repayments of leases in our Singapore and Malaysia operations, with no new lease additions during the period between June 30, 2025 and September 30, 2025.

Operating lease right-of-use assets and the corresponding lease liability increased by $537 to $1,401 at September 30, 2025, as compared to $864 at June 30, 2025. The increase was due to the renewal of several lease agreements during quarter ended September 30, 2025.

Other non-current liabilities increased to $32 as at September 30, 2025, as compared to $31 at June 30, 2025.

Liquidity Comparison

Net cash provided by operating activities increased by $2,790 to an inflow of $933 for the three months ended September 30, 2025, from an outflow of $1,857 for the same period in Fiscal 2025. The increase was primarily attributable to higher trade payables of $5,862, as certain payments were not yet due at quarter end, and lower depreciation expenses of $179. These factors were partially offset by higher trade receivables of $5,080, reflecting increased sales with collections not yet due, and higher inventory levels of $131 maintained to support anticipated order fulfillment in upcoming fiscal quarters, resulting in higher cash outflows during the period.

Net cash provided by investing activities was $652 for the three months ended September 30, 2025 an increase of $571 compared to net cash provided by investing activities of $81 for the same period in Fiscal 2025. This was primarily due to a higher net withdrawal from unrestricted term deposits upon maturity for the three months ended September 30, 2025, and were held in cash to enhance liquidity for working capital and investment activities.

Net cash used in financing activities for the three months ended September 30, 2025, was $219, representing an increase of $126, compared to cash outflows of $93 during the three months ended September 30, 2024. The changes in cashflow from financing activities was mainly due to the payment on lines of credit of $141 for the three months ended September 30, 2025 compared to nil in the three months ended September 30, 2024.

Subsequent to the quarter ended September 30, 2025, on November 3, 2025, the Company filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which we may raise capital of up to $50,000,000 in any combination of securities including common stock, warrants and units, for certain capital expenditures, to finance possible acquisitions, to increase ownership or purchase the remaining equity in subsidiaries partially owned by the Company, and/or for general corporate purposes, including working capital.

.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: November 14, 2025