Form 10-Q
period 2025-12-31
TRIO-TECH INTERNATIONAL
filed 2026-02-13
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

As of  February 1, 2026, there were 8,749,616 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of December 31, 2025 (Unaudited), and June 30, 2025	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Three and Six Months Ended December 31, 2025 (Unaudited), and December 31, 2024 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended December 31, 2025 (Unaudited), and December 31, 2024 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2025 (Unaudited), and December 31, 2024 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	43

Part II.	Other Information

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

Signatures		45

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,404	$10,890
Short-term deposits	4,059	5,817
Trade accounts receivable, less allowance for expected credit losses of $193 and $35, respectively	13,455	10,804
Other receivables	716	608
Inventories, less provision for obsolete inventories of $823 and $851, respectively	2,835	2,262
Prepaid expense and other current assets	389	384
Restricted term deposits	819	816
Total current assets	34,677	31,581
NON-CURRENT ASSETS:
Deferred tax assets	94	91
Investment properties, net	319	345
Property, plant and equipment, net	5,875	6,021
Operating lease right-of-use assets	2,551	864
Other assets	272	231
Restricted term deposits	1,941	1,935
Total non-current assets	11,052	9,487
TOTAL ASSETS	$45,729	$41,068

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$401	$141
Accounts payable	5,527	1,896
Accrued expense	4,624	3,036
Contract liabilities	128	250
Income taxes payable	122	122
Current portion of bank loans payable	271	256
Current portion of finance leases	13	43
Current portion of operating leases	617	540
Total current liabilities	11,703	6,284
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	310	428
Operating leases, net of current portion	1,934	324
Deferred tax liabilities	14	10
Other non-current liabilities	32	31
Total non-current liabilities	2,290	793
TOTAL LIABILITIES	$13,993	$7,077

EQUITY
TRIO-TECH INTERNATIONAL SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 8,736,110 and 8,625,610 shares issued outstanding as at December 31, 2025 and June 30, 2025, respectively	$13,774	$13,490
Paid-in capital	6,092	5,979
Accumulated retained earnings	11,068	12,037
Accumulated other comprehensive income-translation adjustments	2,579	2,522
Total Trio-Tech International shareholders’ equity	33,513	34,028
Non-controlling interest	(1,777)	(37)
TOTAL EQUITY	$31,736	$33,991
TOTAL LIABILITIES AND EQUITY	$45,729	$41,068

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Revenue
Semiconductor Back-end Solutions	$12,357	$5,809	$23,809	$12,688
Industrial Electronics	3,284	2,801	7,336	5,715
Others	8	9	18	15
	15,649	8,619	31,163	18,418

Cost of Sales	13,150	6,401	26,079	13,878

Gross Margin	2,499	2,218	5,084	4,540

Operating Expense:
General and administrative	2,197	1,965	4,371	3,929
Selling	99	176	370	326
Research and development	106	114	200	202
Gain on disposal of property, plant and equipment	-	(34)	-	(47)
Total operating expense	2,402	2,221	4,941	4,410

Income / (Loss) from Operations	97	(3)	143	130

Other Income / (Expense)
Interest expense	(22)	(13)	(30)	(26)
Other income, net	237	686	422	321
Government grant	-	5	4	71
Total other income	215	678	396	366

Income from Continuing Operations before Income Taxes	312	675	539	496

Income Tax Expense	(77)	(139)	(141)	(190)

Income from Continuing Operations before Non-controlling Interest, Net of Taxes	235	536	398	306

Discontinued Operations
Income / (Loss) from discontinued operations, net of tax	56	(7)	58	-
Net Income	291	529	456	306

Less: Net income attributable to non-controlling interest	165	22	253	35
Net Income Attributable to Common Shareholders	$126	$507	$203	$271

Amounts Attributable to Common Shareholders:
Income from continuing operations, net of tax	95	511	171	271
Income / (Loss) from discontinued operations, net of tax	31	(4)	32	-
Net Income Attributable to Common Shareholders	$126	$507	$203	$271

Basic Earnings per Share:
Basic earnings per share from continuing operations	$0.01	$0.06	$0.02	$0.03
Basic earnings from discontinued operations	-	-	-	-
Basic Earnings per Share from Net Income	$0.01	$0.06	$0.02	$0.03

Diluted Earnings per Share:
Diluted earnings per share from continuing operations	$0.01	$0.06	$0.02	$0.03
Diluted earnings per share from discontinued operations	-	-	-	-
Diluted Earnings per Share from Net Income	$0.01	$0.06	$0.02	$0.03

Weighted Average Number of Common Shares Outstanding (1)
Basic	8,697	8,501	8,662	8,500
Dilutive effect of stock options	667	306	383	238
Number of Shares Used to Compute Earnings Per Share Diluted	9,364	8,807	9,045	8,738

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Comprehensive Income / (Loss) Attributable to Common Shareholders:

Net income	$291	$529	$456	$306
Foreign currency translation, net of tax	465	(1,794)	395	220
Comprehensive Income / (Loss)	756	(1,265)	851	526
Less: comprehensive income / (loss) attributable to non-controlling interest	167	(2)	292	137
Comprehensive Income / (Loss) Attributable to Common Shareholders	$589	$(1,263)	$559	$389

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Six months ended December 31, 2025

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2025	4,313	13,490	5,979	12,037	2,522	(37)	33,991
Stock option expense	-	-	113	-	-	-	113
Exercise of stock option	55	284	-	-	-	-	284
Net income	-	-	-	203	-	253	456
Stock split adjustment (1)	4,368	-	-	-	-	-	-
Acquisition of subsidiary without a change in control	-	-	-	(1,172)	(299)	(2,032)	(3,503)
Translation adjustment	-	-	-	-	356	39	395
Balance at December 31, 2025	8,736	13,774	6,092	11,068	2,579	(1,777)	31,736

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

Six months ended December 31, 2024

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2024	4,250	13,325	5,531	11,813	660	249	31,578
Stock option expenses	-	-	125	-	-	-	125
Net income	-	-	-	271	-	35	306
Stock split adjustment (1)	4,250	-	-	-	-	-	-
Translation adjustment	-	-	-	-	118	102	220
Balance at December 31, 2024	8,500	13,325	5,656	12,084	778	386	32,229

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Six Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$456	$306
Adjustments to reconcile net income to net cash flow provided by operating activities
Unrealized foreign exchange gain	(20)	(100)
Depreciation and amortization	973	1,422
Gain on disposal of property, plant and equipment	-	(47)
(Reversal) / Provision for obsolete inventories, net	(17)	104
Stock compensation	113	125
Bad debt recovery	-	(14)
Allowance for expected credit losses	158	61
Accrued interest expense, net accrued interest income	7	(10)
Payment of interest portion of finance lease	(1)	(2)
Warranty expense, net	2	-
Reversal of income tax provision	-	(6)
Deferred tax expense	9	50
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(2,809)	735
Other receivables	(108)	(420)
Other assets	(38)	97
Inventories	(562)	1,127
Prepaid expense and other current assets	9	(12)
Accounts payable, accrued expense and contract liabilities	3,323	(2,283)
Income taxes payable	(8)	(160)
Other non-current liabilities	1	3
Repayment of operating lease	(421)	(722)
Net Cash Provided by Operating Activities	$1,067	$254

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	1,778	4,309
Investment in unrestricted term deposits, net	-	(4,002)
Additions to property, plant and equipment	(332)	(252)
Proceeds from disposal of property, plant and equipment	100	185
Net Cash Provided by Investing Activities	$1,546	$240

Cash Flow from Financing Activities
Payment on lines of credit	(601)	(98)
Payment of bank loans	(128)	(140)
Payment of finance leases	(30)	(38)
Acquisition of non-controlling interest	(1,767)	-
Proceeds from exercising stock options	284	-
Proceeds from lines of credit	856	93
Net Cash Used in Financing Activities	$(1,386)	$(183)

Effect of Changes in Exchange Rate	$296	$4

Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,523	315
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13,641	12,556
Cash, Cash Equivalents, and Restricted Cash at End of Period	$15,164	$12,871

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$29	$12
Income taxes	$53	$326

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	12,404	10,323
Restricted Term-Deposits in Current Assets	819	756
Restricted Term-Deposits in Non-Current Assets	1,941	1,792
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$15,164	$12,871

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $819 and $756 as at December 31, 2025 and 2024, respectively are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,941 and $1,792 as at December 31, 2025 and 2024, respectively are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND NUMBER OF SHARES)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Trio-Tech International (the “Company”, or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. The Company has traditionally been a provider of reliability test equipment and services to the semiconductor and other industries. The Company provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in Asia. The Company designs and manufactures an extensive range of burn-in and reliability test equipment used in the “back-end” manufacturing processes of semiconductors. The Company also designs, manufactures and distributes an extensive range of test, process and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial market. In addition, the company provides a comprehensive range of parts, components, and engineered solutions serving the consumer, industrial, and aerospace markets.

TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Cayman Islands and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)	100%	Cayman Islands
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.*	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. # *	100%	Penang and Selangor, Malaysia
Prestal Enterprise Sdn. Bhd. (76% owned by Trio-Tech International Pte. Ltd.)	76%	Selangor, Malaysia
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)^	55%	Singapore
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
Trio-Tech (Jiangsu) Co., Ltd. (100% owned by Trio-Tech (SIP) Co., Ltd.)	100%	Suzhou, China

* 100% owned by Trio-Tech International Pte. Ltd.

# On  September 17, 2025, the Company and Lodestar Enterprise Sdn. Bhd. (“Lodestar”) entered into an Equity Purchase Agreement (“Agreement”) pursuant to which the Company, through its wholly-owned subsidiary, Trio-Tech International Pte. Ltd (Singapore) (“Trio-Tech Singapore”) agreed to acquire from Lodestar the remaining 50% of the total share capital of Trio-Tech (Malaysia) Sdn. Bhd. ("Trio-tech Malaysia") owned by Lodestar and not already owned by Trio-Tech Singapore (the “Acquisition”).  The Company received the required approval from the Ministry of Investment, Trade and Industry in Malaysia, and the Acquisition was consummated on December 3, 2025. The purchase price for the Acquisition was RM14,200, payable in cash, or approximately $3,503. Upon consummation of the Acquisition, the Company, through Trio-Tech Singapore, now owns 100% of the share capital of Trio-Tech Malaysia.

^PT SHI Indonesia, a dormant entity that was 95% owned by SHI International Pte. Ltd., was dissolved during the second quarter of fiscal 2026.

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

The results of operations for the six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2026.

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

Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2026.

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

In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to clarify the applicability of interim reporting guidance, the types of interim reporting and the form and content of interim GAAP financial statements. ASU 2025-11 will be effective for our fiscal year ending June 30, 2028 and we are currently evaluating the impact it may have on our interim condensed consolidated financial statements.

In December 2025, the FASB also issued accounting standards update (“ASU”) No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes guidance on the recognition, measurement, and presentation of government grants. The standard may be adopted using a full retrospective, modified retrospective, or modified prospective transition method. ASU 2025-10 is effective for the fiscal year ending June 30, 2029, and interim periods within that year, with early adoption permitted. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements and related disclosures.

New pronouncements issued but not yet effective until after December 31, 2025, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	TERM DEPOSITS

	December 31,	June 30,
	2025	2025
	(Unaudited)

Short-term deposits	$4,037	$5,571
Currency translation effect on short-term deposits	22	246
Total short-term deposits	$4,059	$5,817
Restricted term deposits - Current	824	768
Currency translation effect on restricted term deposits	(5)	48
Total restricted term deposits - Current	$819	$816
Restricted term deposits – Non-current	1,942	1,797
Currency translation effect on restricted term deposits	(1)	138
Total restricted term deposits - Non-current	$1,941	$1,935
Total term deposits	$6,819	$8,568

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $819 and $816 as at December 31 and June 30, 2025, respectively are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,941 and $1,935 as at December 31 and June 30, 2025, respectively are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

The following table represents the changes in the allowance for expected credit losses:

	December 31,	June 30,
	2025	2025
	(Unaudited)

Beginning	$35	$209
Additions charged to expense	158	62
Recovered	-	(61)
Written off	-	(178)
Currency translation effect	-	3
Ending	$193	$35

5.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of December 31, 2025.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	286
Less: allowance for expected credit losses		(2,000)	(286)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $286 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on the Company’s financial policy, an allowance for expected credit losses of $286 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the three months ended December 31, 2025 and 2024. TTCQ is in the legal process of recovering the outstanding amount of approximately $286.

6.	INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2025	2025
	(Unaudited)

Raw materials	$1,851	$1,438
Work in progress	930	658
Finished goods	882	838
Less: provision for obsolete inventories	(823)	(851)
Currency translation effect	(5)	179
	$2,835	$2,262

The following table represents the changes in provision for obsolete inventories:

	December 31,	June 30,
	2025	2025
	(Unaudited)

Beginning	$851	$679
(Reversal) / Additions charged to expense	(17)	160
Usage – disposition	-	(10)
Currency translation effect	(11)	22
Ending	$823	$851

7.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of December 31, 2025. The exchange rate is based on the market rate as of December 31, 2025.

	December 31,	June 30,
	2025	2025
	(Unaudited)

Property I – MaoYe Property
Cost	$301	$301
Less: Accumulated depreciation	(257)	(250)
Currency translation effect	(10)	(11)
	$34	40

	December 31,	June 30,
	2025	2025
	(Unaudited)

Property II – JiangHuai Property
Cost	$137	$137
Less: Accumulated depreciation	(38)	(25)
Currency translation effect	4	1
	$103	$113

	December 31,	June 30,
	2025	2025
	(Unaudited)

Property III – FuLi Property
Cost	$648	$648
Less: Accumulated depreciation	(396)	(382)
Currency translation effect	(70)	(74)
	$182	$192

Rental Property I – MaoYe Property

MaoYe Property generated a rental income of $3 and $9 during the three and six months ended December 31, 2025, as compared to $6 and $12 for the same period on Fiscal 2025.

A lease agreement was entered into on February 1, 2023 for a period of 4 years at a monthly rate of RMB15, or approximately $1. The tenant terminated the lease in November 2025, and the Company is currently in the process of finding a new tenant.

Depreciation expense for MaoYe Property was $4 and $8 for the three and six months ended December 31, 2025, as compared to $3 and $7 for the same period in Fiscal 2025.

Rental Property II – JiangHuai

JiangHuai Property generated rental income of $1 and $2 for the three and six months ended December 31, 2025. It did not generate any rental income for the same period in Fiscal 2025. On January 1, 2025, the Company entered into a three-year lease agreement with a monthly rental payment of RMB2, or approximately $0.3. On September 17, 2025, the Company entered into another one-year lease with a monthly rental of RMB2, or approximately $0.3. Additionally, on October 30, 2025, the Company executed three separate lease agreements with terms of three years each and a monthly rental of RMB2, or approximately $0.3; The Company had not started collecting rental revenue under the October lease agreements due to the pending completion of utility connections.

Depreciation expense for JiangHuai was $6 and $12 for the three and six months ended December 31, 2025, as compared to $6 and $12 for the same period in Fiscal 2025.

Rental Property III – FuLi

FuLi Property generated a rental income of $3 and $6 for the three and six months ended December 31, 2025, as compared to $3 for the three and six months ended December 31, 2024.

A lease agreement was entered into October 10, 2024 for a period of 4 years at a monthly rate of RMB9, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for FuLi was $7 and $14 for the three and six months ended December 31, 2025, as compared to $7 and $13 for the same period in Fiscal 2025.

Summary

Total rental income for all investment properties in China was $7 and $17 for the three and six months ended December 31, 2025, as compared to $9 and $15 for the same period in Fiscal 2025.

Depreciation expense for all investment properties in China was $17 and $34 for the three and six months ended December 31, 2025, as compared to $16 and $32 for the same period in Fiscal 2025.

8.	OTHER ASSETS

Other assets consisted of the following:

	December 31,	June 30,
	2025	2025
	(Unaudited)
Deposits for rental and utilities and others	$269	$219
Downpayment for purchase of investment properties*	1,580	1,580
Less: provision for impairment	(1,580)	(1,580)
Currency translation effect	3	12
Total	$272	$231

*Down payment for purchase of investment properties included downpayment relating to shop lots in Singapore Themed Resort Project in Chongqing, China. The shop lots are to be delivered to TTCQ upon completion of construction. The initial targeted date of completion was in Fiscal 2017. However, progress has stalled because the developer is currently reorganizing assets and renegotiating with the creditors to complete the project.

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

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of December 31, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,126	$3,726
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,946	$1,507
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$370	$370

As of June 30, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,155	$3,856
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,960	$1,864
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$354	$354

10.	ACCRUED EXPENSE

Accrued expense consisted of the following:

	December 31,	June 30,
	2025	2025
	(Unaudited)

Payroll and related costs	$1,171	$1,040
Commissions	223	155
Legal and audit	185	302
Sales tax and withholding tax	47	61
Sales rebate	53	46
Travel expense	20	24
Utilities	119	95
Warranty	6	17
Accrued purchase	263	339
Provision for reinstatement	583	555
Other accrued expense	180	125
Acquisition of subsidiary shares from non-controlling interest	1,736	141
Currency translation effect	38	136
Total	$4,624	$3,036

11.	ASSURANCE WARRANTY ACCRUAL

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

	December 31,	June 30,
	2025	2025
	(Unaudited)

Beginning	$17	$27
Additions charged to cost and expense	2	4
Utilization	(12)	(15)
Currency translation effect	(1)	1
Ending	$6	$17

12.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	December 31,	June 30,
	2025	2025
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% for both December 31, 2025 and June 30, 2025) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,430 and $2,351, as at December 31, 2025 and June 30, 2025, respectively.	$450	$508
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	-	4
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	60	85
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	71	87
Total bank loans payable	$581	$684

Current portion of bank loans payable	259	225
Currency translation effect on current portion of bank loans	12	31
Current portion of bank loans payable	$271	$256
Long-term portion of bank loans payable	297	368
Currency translation effect on long-term portion of bank loans	13	60
Long-term portion of bank loans payable	$310	$428

Future minimum payments (excluding interest) as at December 31, 2025, were as follows:

Remainder of Fiscal 2026	$134
2027	247
2028	189
Thereafter	11
Total obligations and commitments	$581

Future minimum payments (excluding interest) as at June 30, 2025, were as follows:

2026	$256
2027	236
2028	181
2029	11
Total obligations and commitments	$684

13.	COMMITMENTS AND CONTINGENCIES

The Company has capital commitments for capital expenditures amounting to $126 as at December 31, 2025, as compared to capital commitment of $16 as at June 30, 2025.

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

Our operating businesses are organized based on the nature of markets. The SBS segment comprises our core semiconductor back-end equipment manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries are being reported together in our IE segment. A detailed description of our operating segments as of December 31, 2025 can be found in the overview section of Item 2 of this Quarterly Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". A mapping of our previous presentation and the new segments is presented below:

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

Our CODM uses total revenue, gross profit, operating income and total assets in assessing segment performance and deciding how to allocate resources. Segment operating income includes corporate allocations. Segment revenue includes sales of equipment and services by our segments. Total intersegment sales were $nil and $22 in the three months ended December 31, 2025 and December 31, 2024 respectively. Certain corporate costs, including those related to legal, information technology, human resources and shared services are allocated to our segments based on their relative revenue, manpower costs and fixed assets.

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

	Six Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	December 31,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2025	$23,809	$3,487	$88	$30,622	$818	$300
	2024	$12,688	$3,536	$274	$24,348	$1,275	$252

Industrial Electronics	2025	7,336	1,613	216	6,986	120	32
	2024	5,715	1,024	(30)	6,270	113	-

Others	2025	18	(16)	(161)	8,121	35	-
	2024	15	(20)	(114)	9,182	34	-

Total Company	2025	$31,163	$5,084	$143	$45,729	$973	$332
	2024	$18,418	$4,540	$130	$39,800	$1,422	$252

The following segment information is unaudited for the three months ended December 31, 2025, and December 31, 2024:

Business Segment Information:

	Three Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	December 31,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2025	$12,357	$1,777	$168	$30,622	$363	$262
	2024	$5,809	$1,742	$97	$24,348	$639	$119

Industrial Electronics	2025	3,284	731	18	6,986	60	24
	2024	2,801	485	(23)	6,270	55	-

Others	2025	8	(9)	(89)	8,121	18	-
	2024	9	(9)	(77)	9,182	17	-

Total Company	2025	$15,649	$2,499	$97	$45,729	$441	$286
	2024	$8,619	$2,218	$(3)	$39,800	$711	$119

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

15.	OTHER INCOME

Other income consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$76	$82	$137	$183
Other rental income	30	42	60	80
Exchange (loss) / gain	(67)	550	10	44
Dividend income	194	-	194	-
Other miscellaneous income	4	12	21	14
Total	$237	$686	$422	$321

16.	GOVERNMENT GRANTS

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Government grant	$-	$5	$4	$71

In the three months ended December 31, 2025, the Company did not receive any government grants. In comparison, during the same period in Fiscal 2025, the Company received government grants amounting to $5, which were related to a capital expenditure subsidy received from the government in China.

In the six months ended December 31, 2025, the Company received government grants amounting to $4, $2 of which was financial assistance received from the Singapore government for local resident recruitment, and the remaining $2, which was related to a capital expenditure subsidy received from the government in China. During the same period in Fiscal 2025, the Company received government grants amounting to $71, $62 of which was financial assistance received from the Singapore government for local resident recruitment, and the remaining $9, which was related to capital expenditure subsidy received from the China government.

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $nil for the six months ended December 31, 2025 and 2024, respectively.

The Company's income tax expense was $77 and $141 for the three and six months ended December 31, 2025, as compared to $139 and $190 for the same period in Fiscal 2025. Income tax expense decreased due to lower chargeable income. Our effective tax rate (“ETR”) from continuing operations was 26.2% and 38.3% for the six months ended December 31, 2025 and December 31, 2024, respectively.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at December 31, 2025 and December 31, 2024, respectively.

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

Product sales were $4,969 and $11,188 for the three and six months ended December 31, 2025, as compared to $4,600 and $9,954 for the same period in Fiscal 2025.

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

Service sales were $10,672 and $19,957 for the three and six months ended December 31, 2025, as compared to $4,010 and $8,449 for the same period in Fiscal 2025.

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

The following table is the reconciliation of contract balances.

	December 31,	June 30,
	2025	2025
	(Unaudited)

Trade Accounts Receivable	$13,455	$10,804
Accounts Payable	5,527	1,896
Contract Liabilities	128	250

Remaining Performance Obligation

The Company had $2 remaining performance obligations, which represents our obligation to deliver products and services for both period ended December 31, 2025 and December 31, 2024.

19.	EARNINGS PER SHARE

Options to purchase 1,613,725 shares of Common Stock at exercise prices ranging from $1.87 to $3.88 per share were outstanding as of December 31, 2025. no stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three and six months ended December 31, 2025, as all such options were dilutive.

Options to purchase 1,483,500 shares of Common Stock at exercise prices ranging from $1.27 to $3.88 per share were outstanding as of December 31, 2024. 281,000 stock options were excluded in the computation of EPS for the three and six months ended December 31, 2024, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$95	$511	$171	$271
Income / (Loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	31	(4)	32	-
Net Income Attributable to Trio-Tech International Common Shareholders	$126	$507	$203	$271

Weighted average number of common shares outstanding - basic	8,697	8,501	8,662	8,500
Dilutive effect of stock options	667	306	383	238
Number of shares used to compute earnings per share - diluted	9,364	8,807	9,045	8,738

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.01	$0.06	$0.02	$0.03
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.01	$0.06	$0.02	$0.03

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.01	$0.06	$0.02	$0.03
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.01	$0.06	$0.02	$0.03

20.	STOCK OPTIONS

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●	An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term;
●	A risk-free interest rate varying from 3.15% to 4.59% (2025: 0.11% to 4.59%);
●	No expected dividend payments; and
●	Expected volatility of 46.7% to 72.2% (2025: 47.3.0% to 73.9%).

2017 Employee Stock Option Plan

The Company’s 2017 Employee Plan permits the grant of stock options to its employees covering up to an aggregate of 600,000 shares of Common Stock. In December 2021, the Company’s Board of Directors approved an amendment to the 2017 Employee Plan to increase the shares covered thereby from 600,000 shares to an aggregate of 1,200,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2021.

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

During the six-month period ended December 31, 2025, there were 89,000 stock options granted and 70,500 stock options were exercised under the 2017 Employee Plan. The Company recognized $113 in stock-based compensation expense during the six months ended December 31, 2025.

During the six-month period ended December 31, 2024, there were 80,000 stock options granted and no stock options were exercised under the 2017 Employee Plan. The Company recognized $125 in stock-based compensation expense during the six months ended December 31, 2024.

As of December 31, 2025, there were vested stock options granted under the 2017 Employee Plan covering a total of 426,980 shares of Common Stock. The weighted-average exercise price was $2.82 and the weighted average remaining contractual term was 2.06 years.

As of December 31, 2024, there were vested stock options granted under the 2017 Employee Plan covering a total of 329,000 shares of Common Stock. The weighted-average exercise price was $2.77 and the weighted average remaining contractual term was 2.59 years.

A summary of option activities under the 2017 Employee Plan during the six months ended December 31, 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2025	696,904	$2.77	2.88	$113
Granted	89,000	2.62	-	-
Exercised	(70,500)	2.54	-	-
Forfeited or expired	(4,000)	2.44	-	-
Outstanding at December 31, 2025*	711,404	$2.78	2.70	$2,460
Exercisable at December 31, 2025*	426,980	$2.82	2.06	$1,459

*In connection with the 2 for 1 stock split effected on January 5, 2026, outstanding stock options were adjusted to preserve their economic value. As a result of rounding adjustments applied on an award-by-award basis, the sum of option activity presented may not equal the mathematical application of the stock split ratio.

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2025, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2025	273,992	$2.74
Granted	89,000	2.62
Vested	(78,750)	-
Non-vested at December 31, 2025*	284,242	$2.72

*In connection with the 2 for 1 stock split effected on January 5, 2026, outstanding stock options were adjusted to preserve their economic value. As a result of rounding adjustments applied on an award-by-award basis, the sum of option activity presented may not equal the mathematical application of the stock split ratio.

A summary of option activities under the 2017 Employee Plan during the six months ended December 31, 2024, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	541,500	$2.68	3.43	$268
Granted	80,000	3.09	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2024	621,500	$2.73	3.13	$204
Exercisable at December 31, 2024	329,000	$2.77	2.59	$107

A summary of the status of the Company’s non-vested employee stock options during the six months ended December 31, 2024, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2024	269,000	$2.56
Granted	80,000	3.09
Vested	(56,500)	-
Non-vested at December 31, 2024	292,500	$2.68

2017 Directors Equity Incentive Plan

The 2017 Directors Plan permits the grant of options to its directors in the form of non-qualified options and restricted stock, and initially covered up to an aggregate of 600,000 shares of Common Stock. In September 2020, the Company’s Board of Directors approved an amendment to the 2017 Directors Plan to increase the shares covered thereunder from 600,000 shares to an aggregate of 1,200,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2020. In October 2023, the Company’s Board of Directors approved an amendment to the 2017 Directors Plan to increase the shares covered thereunder from 1,200,000 shares to an aggregate of 1,800,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2023.

Under the 2017 Directors Plan, the exercise price of the non-qualified options is required to be 100% of the fair value of the underlying shares on the grant date. The options have five-year contractual terms and are exercisable immediately as of the grant date.

During the six-month period ended December 31, 2025, the Company did not grant any stock options under the 2017 Directors Plan. There were 40,000 stock options exercised and the Company did not recognize any stock-based compensation expense during the six months ended December 31, 2025.

During the six-month period ended December 31, 2024, the Company did not grant any stock options and no stock options were exercised under the 2017 Directors Plan. The Company did not recognized any stock-based compensation expense during the six months ended December 31, 2024.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant, there were no unvested stock options granted under the 2017 Directors Plan as of December 31, 2025, or December 31, 2024.

As of December 31, 2025, there were vested stock options granted under the 2017 Directors Plan covering a total of 902,321 shares of Common Stock. The weighted average exercise price was $2.91 and the weighted average remaining contractual term was 2.34 years.

As of December 31, 2024, there were vested stock options granted under the 2017 Directors Plan covering a total of 862,000 shares of Common Stock. The weighted average exercise price was $2.62 and the weighted average remaining contractual term was 2.38 years.

A summary of option activity under the 2017 Directors Plan during the six months ended December 31, 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2025	942,321	$2.90	2.76	$136
Granted	-	-	-	-
Exercised	(40,000)	2.64	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2025*	902,321	$2.91	2.34	$3,003
Exercisable at December 31, 2025*	902,321	$2.91	2.34	$3,003

*In connection with the 2 for 1 stock split effected on January 5, 2026, outstanding stock options were adjusted to preserve their economic value. As a result of rounding adjustments applied on an award-by-award basis, the sum of option activity presented may not equal the mathematical application of the stock split ratio.

A summary of option activity under the 2017 Directors Plan during the six months ended December 31, 2024, is presented as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	862,000	$2.62	2.88	$531
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2024	862,000	$2.62	2.38	$439
Exercisable at December 31, 2024	862,000	$2.62	2.38	$439

21.	LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 48 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $17 and $16 for the three months ended December 31, 2025, and December 31, 2024, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2026 to the fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancelable operating leases is contractually due as follows as of December 31, 2025:

Remainder of 2026	$76
2027	137
2028	149
2029	27
$389

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

Supplemental balance sheet information related to leases was as follows:

Components of Lease Balances	December 31,	June 30,
	2025	2025
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$397	$400
Accumulated depreciation	(170)	(131)
Plant and Equipment, Net	$227	$269

Current portion of finance leases	$13	$43
Total Finance Lease Liabilities	$13	$43

Operating Leases (Corporate Offices, Manufacturing and Testing Facilities)
Operating lease right-of-use assets, Net	$2,551	$864

Current portion of operating leases	617	540
Non-current portion of operating leases, Net	1,934	324
Total Operating Lease Liabilities	$2,551	$864

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$1	$1	$1	$2
Amortization of right-of-use assets	20	19	40	38
Total finance lease cost	$21	$20	41	40

Operating Lease Costs	$216	$387	$421	$775

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Six Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(1)	$(2)
Operating cash flows from operating leases	(421)	(722)
Finance cash flows from finance leases	(30)	(38)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	2,078	-

Weighted-Average Remaining Lease Term:
Finance leases	0.25	1.25
Operating leases	4.42	1.50
Weighted-Average Discount Rate:
Finance leases	2.28%	2.28%
Operating leases	4.68%	5.51%

As of December 31, 2025, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
Remainder of Fiscal 2026	$433	$13
2027	590	-
2028	569	-
Thereafter	1,238	-
Total future minimum lease payments	$2,830	$13
Less: amount representing interest	(279)	-
Present value of net minimum lease payments	$2,551	$13

Presentation on balance sheet
Current	$617	$13
Non-Current	$1,934	$-

As of June 30, 2025, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
2026	$560	$44
2027	146	-
2028	117	-
Thereafter	100	-
Total future minimum lease payments	$923	$44
Less: amount representing interest	(59)	(1)
Present value of net minimum lease payments	$864	$43

Presentation on statement of financial position
Current	$540	$43
Non-Current	$324	$-

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended December 31, 2025 and year ended June 30, 2025.

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

23.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Six Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue
- Customer A	41.2%	3.9%
- Customer B	12.9%	18.0%
- Customer C	10.3%	20.8%
Trade Account Receivables
- Customer A	29.9%	1.9%
- Customer B	12.8%	17.0%
- Customer C	21.8%	18.5%

24. STOCK REPURCHASE PROGRAM

On  May 8, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company  may repurchase up to $1 million of its issued and outstanding Common Stock over a period of two years. Any and all share repurchase transactions are subject to market condition and applicable legal requirements.

As of December 31, 2025, $1 million remained available for repurchases under our repurchase program.

25. SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company effected a two-for-one stock split of its issued and outstanding common shares. The stock split did not result in any change to total shareholders’ equity. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

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

Industrial Electronics

The IE segment of the Company engages in the design, manufacture and distribution of an extensive range of test, process and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial markets. Our IE segment’s product offerings include environmental chambers, leak detectors, autoclaves, centrifuges, dynamic testers, HAST testers, temperature-controlled chucks, and more. In addition to its equipment offerings, the segment also provides preventive maintenance, calibration services, repair services and upgrading and refurbishment services for temperature, humidity and pressurization equipment.

The IE segment markets both proprietary products and  distribute mechanical, electrical and electronic products made by manufacturers around the world. These products include environmental chambers, mechanical shock and vibration testers, specialized equipment for the semiconductor and automotive industries, as well as a wide range of components such as connectors, sockets, cables, LCD displays and touch screen panels. The segment also serves the aviation industry with a comprehensive suite of aircraft spares and components, ground support equipment, and specialized maintenance tooling. We act as value-added solutions provider by enhancing the value of the distributed products by customizing each to the needs of our customers through our expert engineering and integration services. In addition, we also support customers as their extended research and development arm in product design, leveraging the expert skills of our component and design engineers.

Critical Accounting Estimates & Policies

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors.

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

Second Quarter Fiscal Year 2026 Highlights

●	Total revenue increased by $7,030, or 81.6%, to $15,649 in the second quarter of Fiscal 2026, compared to $8,619 for the same period in Fiscal 2025.
●	SBS segment revenue increased by $6,548, or 112.7% to $12,357 for the second quarter of Fiscal 2026, compared to $5,809 for the same period in Fiscal 2025.
●	IE segment revenue increased by $483, or 17.2%, to $3,284 for the second quarter of Fiscal 2026, compared to $2,801 for the same period in Fiscal 2025.
●	The overall gross profit margin decreased by 9.7% to 16.0% for the second quarter of Fiscal 2026, from 25.7% for the same period in Fiscal 2025.

●	General and administrative expense increased by $232, or 11.8%, to $2,197 for the second quarter of Fiscal 2026, from $1,965 for the same period in Fiscal 2025.
●	Selling expense decreased by $77, or 43.8%, to $99 for the second quarter of Fiscal 2026, from $176 for the same period in Fiscal 2025.
●	Income from operations was $97 for the second quarter of Fiscal 2026, reflecting a decline of $100 as compared to loss from operations of $3 for the same period in Fiscal 2025.
●	Other income was $237 for the second quarter of Fiscal 2026, a decrease of $449 as compared to other income of $686 for the same period in Fiscal 2025.
●	Income tax expense was $77 in the second quarter of Fiscal 2026, a decrease of $62 as compared to $139 for the same period in Fiscal 2025.
●

During the second quarter of Fiscal 2026, income from continuing operations before non-controlling interest, net of tax was $235, as compared to income from continuing operations before non-controlling interest of $536 for the same period in Fiscal 2025.

●	Net income attributable to non-controlling interest for the second quarter of Fiscal 2026 was $165, an increase of $143 as compared to net income of $22 for the same period in Fiscal 2025.
●	Basic earnings per share for the second quarter of Fiscal 2026 was $0.01, as compared to earnings per share of $0.06 for the same period in Fiscal 2025.
●	Diluted earnings per share for the second quarter of Fiscal 2026 was $0.01, as compared to earnings per share of $0.06 for the same period in Fiscal 2025.
●	Total assets increased by $4,661 to $45,729 as of December 31, 2025, compared to $41,068 as of June 30, 2025.
●	Total liabilities increased by $6,916 to $13,993 as of December 31, 2025, compared to $7,077 as of June 30, 2025.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three and six months ended December 31, 2025 and 2024.

Revenue Components	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Semiconductor Back-end Solutions (SBS)	78.9%	67.4%	76.4%	68.9%
Industrial Electronics (IE)	21.0%	32.5%	23.5%	31.0%
Others	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three and six months ended December 31, 2025 was $15,649 and $31,163, respectively, representing an increase of $7,030 and $12,745 when compared to revenue of $8,619 and $18,418 for the same period of Fiscal 2025. As a percentage, revenue increased by 81.6% and 69.2% for the three and six months ended December 31, 2025, when compared to revenue for the same period of Fiscal 2025.

Revenue within our two current segments for the three and six months ended December 31, 2025, is discussed below.

Semiconductor Back-end Solutions (SBS)

Revenue in the SBS segment as a percentage of total revenue was 78.9% and 76.4% for the three and six months ended December 31, 2025, an increase of 11.5% and 7.5% of total revenue when compared to 67.4% and 68.9% in the same period of Fiscal 2025. Total SBS revenue increased by $6,548 to $12,357 from $5,809 and increased by $11,121 to $23,809 from $12,688 for the three and six months ended December 31, 2025.

SBS segment recorded strong revenue growth for three-month period ended December 31, 2025, primarily driven by the commencement of final test services for AI chips in the final month of the first quarter of Fiscal 2026, as a result of a customer shifting testing activities to alternative geographies. Testing services demand in markets outside China are showing signs of recovery and this has further supported the segment’s revenue momentum, partially offset by a decline in revenue from China of approximately 44.3% for the three months ended December 31, 2025 compared to the same period in fiscal year 2025, and a decrease of approximately 47.1% for the six months ended December 31, 2025.

However, revenue from equipment sales within the SBS segment continues to be adversely affected by broader market headwinds, as customers remain cautious with capital expenditure decisions amid ongoing economic uncertainty. Notwithstanding these conditions, burn-in board sales increased by approximately 53.3% for the six months ended December 31, 2025 compared to the same period in fiscal year 2025.

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

Industrial Electronics (IE)

Revenue in the IE segment as a percentage of total revenue was 21.0% and 23.5% for the three and six months ended December 31, 2025, representing a decrease of 11.5% and 7.5% when compared to 32.5% and 31.0% in the same period of Fiscal 2025. Total IE revenue increased by $483 from $2,801 to $3,284 and increased by $1,621 from $5,715 to $7,336 for the three and six months ended December 31, 2025 as compared to the same period of Fiscal 2025.

The increase in IE revenue was primarily attributable to higher sales of aerospace-related products together with increased equipment sales. Since Fiscal 2025, the Company mitigated revenue volatility through service portfolio diversification and expansion into the aerospace business, offsetting softer demand in existing markets. Our ability to deliver customized, value-added solutions has enabled us to capitalize on new partnership opportunities while strengthening market penetration for our proprietary product lines, including Highly Accelerated Stress Test (HAST) systems, bubble testers, centrifuges, and Artic systems. These strategic initiatives underscore our commitment to long-term growth and adaptability amid evolving market conditions.

The equipment and electronic components market is highly competitive, with commoditized products widely available. Our differentiation lies in our value-added distribution model, with enhancement of standard products through customized design, engineering, integration, and sub-assembly services tailored to customer specifications, securing a competitive advantage for the long term.

Uncertainties and Remedies

There are several influencing factors which create uncertainties when forecasting performance, such as the changing nature of technology, specific customer requirements, decline in demand for certain types of burn-in devices or equipment, decline in demand for testing services and fabrication services, and other factors. One factor that influences uncertainty is the highly competitive nature of the semiconductor industry. Additionally, certain customers are unable to provide a forecast of the products required in the upcoming weeks, rendering it difficult to plan adequate resources needed to meet these customers’ requirements because of short lead time and last-minute order confirmation. This will normally result in a lower margin for these products as it is often more expensive to purchase materials in a short time frame. However, the Company has taken certain actions and formulated certain plans to deal with and to help mitigate these unpredictable factors. For example, to meet manufacturing customers’ demands upon short notice, the Company maintains higher inventories but continues to work closely with its customers to avoid stockpiling. We believe that we have improved customer service through our efforts to keep our staff up to date on the newest technology and stressing the importance of understanding and meeting the stringent requirements of our customers. Finally, the Company is exploring new markets and products, looking for new customers, and upgrading and improving burn-in technology while at the same time searching for improved testing methods for higher technology chips.

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

On August 9, 2022, the CHIPS and Science Act of 2022 (“CHIPS Act”) was enacted in the U.S. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the U.S. We continue to evaluate the business impact and potential opportunities related to the CHIPS Act. To date, we do not see any direct effect of the CHIPS Act on the Company in the foreseeable future. Meanwhile, the One Big Beautiful Bill Act enacted in July 2025 extended key business provisions of the Tax Cuts and Jobs Act, which are expected to benefit the Company by allowing immediate expensing of qualified capital investments, thereby reducing taxable income, tax expense and improved operating cash flow to support ongoing growth.

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

As of December 31, 2025, although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to supply chain challenges, uncertainty regarding tariffs, and inflationary pressures may continue to negatively impact our revenue and gross margin. We continue to monitor and evaluate the business impact to react proactively.

Comparison of the Three Months Ended December 31, 2025, and December 31, 2024

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2025 and 2024 respectively:

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	84.0%	74.3%
Gross Margin	16.0%	25.7%
Operating expense
General and administrative	14.0%	22.8%
Selling	0.6%	2.0%
Research and development	0.7%	1.3%
Gain on disposal of property, plant and equipment	0.0%	(0.4)%
Total operating expense	15.3%	25.8%
Income from Operations	0.7%	(0.1)%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 9.7% to 16.0% for the three months ended December 31, 2025, from 25.7% for the same period of Fiscal 2025. Gross profits increased by $281 to $2,499 for the three months ended December 31, 2025, from $2,218 for the same period in Fiscal 2025.

Gross profit margin as a percentage of revenue in the SBS segment decreased by 15.6% to 14.4% for the three months ended December 31, 2025, as compared to 30.0% for the same period in Fiscal 2025. In absolute dollar amounts, gross profit in the SBS segment for the three months ended December 31, 2025, was $1,777, an increase of $35, compared to $1,742 in the same period in Fiscal 2025.

During the three-month period ended December 31, 2025, the SBS segment experienced a notable decline in gross profit margins attributable to its China operations, primarily due to reduced revenue contributions compared to the same period in Fiscal 2025. While revenue from markets outside China showed an upward trend, the associated margins remained relatively compressed. The incremental revenue relating to final testing services that commenced in the final month of the first quarter was attributable to new service streams that required no capital investment, resulting in lower margin profiles that reflect the reduced risk exposure. As the revenue mix increasingly shifts toward final testing services, gross profit margins are expected to trend below historical levels for the SBS segment. Nevertheless, the additional revenue is anticipated to enhance overall profitability in absolute dollar terms.

Gross profit margin as a percentage of revenue in the IE segment increased by 5.0% to 22.3% for the three months ended December 31, 2025, from 17.3% for the same period in Fiscal 2025. In absolute dollar amounts, gross profit in the IE segment for the three months ended December 31, 2025, was $731, indicating an increase of $246, compared to $485 in the same period in Fiscal 2025. The gross profit margin improvement in the IE segment reflects a more favorable product mix of equipment sales this quarter, with higher-margin products accounting for a significantly larger proportion of total sales compared to previous periods. This shift in mix dynamics where higher-value products drive more revenue has lifted overall profitability. This is in contrast with same quarter in last Fiscal 2024 when margins were diluted by greater volume of lower-margin sales.

Operating Expense

Operating expense for the three months ended December 31, 2025 and 2024 was as follows:

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
General and administrative	$2,197	$1,965
Selling	99	176
Research and development	106	114
Gain on disposal of property, plant and equipment	-	(34)
Total	$2,402	$2,221

General and administrative expense increased by $232, or 11.8%, from $1,965 to $2,197 for the three months ended December 31, 2025, compared to the same period in Fiscal 2025. The increase in general and administrative expenses was primarily driven by higher personnel-related costs and headcount growth within the Singapore operations of the SBS and IE segment. For the IE segment, the increase was largely attributable to expansion into new markets and related business development activities. In addition, the IE segment recognized approximately $134 in expected credit losses. Separately, the Company incurred higher costs related to corporate activities.

Selling expense decreased by $77, or 43.8%, from $176 to $99 for the three months ended December 31, 2025, compared to the same period in Fiscal 2025. The decrease in selling expense was primarily attributable to a decrease in commissionable sales in both the SBS and IE segments.

Income from Operations

Income from operations was $97 for the three months ended December 31, 2025, an improvement of $100, as compared to a loss of $3 from operations for the same period in Fiscal 2025. As discussed above, higher revenues in the SBS and IE segments drove the improvement; however, the impact was tempered by compressed gross profit margins reflecting the lower-risk nature of these sales. Notwithstanding the margin compression, the increase in overall revenue contributed to improved income from operations during the period.

Interest Expense

Interest expense for the three months ended December 31, 2025 and 2024 was as follows:

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Interest expense	$22	$13

Interest expense was $22 for the three months ended December 31, 2025, an increase of $9, or 69.2%, compared to $13 for the same period of Fiscal 2025 due to utilization of credit facilities in Singapore operation. As of December 31, 2025, the Company had an unused line of credit of $5,603 as compared to $5,719 as at December 31, 2024.

Other Income

Other Income for the three months ended December 31, 2025 and 2024 was as follows:

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Interest income	$76	$82
Other rental income	30	42
Exchange (loss) / gain	(67)	550
Dividend income	194	-
Other miscellaneous income	4	12
Total	$237	$686

There was a decrease of $449 in other income to $237 for the three months ended December 31, 2025 as compared to other income of $686 for the same period in Fiscal 2025. The decrease was primarily due to a reduction in unrealized foreign exchange gains, with an unrealized exchange gain of approximately $11 recorded for the three months ended December 31, 2025, compared with an unrealized exchange gain of $561 during the same period in fiscal 2025. The decrease was partially offset by dividend income received from investments in unquoted shares.

Our net income is exposed to foreign exchange fluctuations as our subsidiaries' functional currencies differ from the U.S. dollar. For the three months ended December 31, 2025, the strengthening of the Singapore dollar against the U.S. dollar resulted in an unrealized foreign exchange loss, primarily from the remeasurement of U.S. dollar denominated monetary assets and liabilities. The impact of such fluctuations was partially mitigated by the change in functional currency of Universal Far East, which reduced the overall exposure to U.S. dollar movements.

Government Grant

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)

Government Grant	$-	$5

In the three months ended December 31, 2025, the Company did not receive any government grants. In comparison, during the same period in Fiscal 2025, the Company received government grants amounting to $5, which were related to a capital expenditure subsidy received from the government in China.

Income Tax Expense

The Company's income tax expense was $77 and $139 for the three months ended December 31, 2025, and 2024, respectively. Income tax expense decreased in line with lower taxable income.

Non-controlling Interest

As of December 31, 2025, we held a 55% interest in SHI International Pte. Ltd. and 76% interest in Prestal Enterprise Sdn. Bhd. The share of non-controlling interest in the net income from the subsidiaries for the three months ended December 31, 2025 was $165 compared to the share of income from the non-controlling interest of $22 for the same period in Fiscal 2025. The increase in net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Company.

The Company received the required approval from the Ministry of Investment, Trade and Industry in Malaysia, and the acquisition of the remaining shares in Trio-Tech Malaysia (“TTM”) was consummated on December 3, 2025. The purchase price for the acquisition was RM14,200, payable in cash, or approximately $3,503. Upon consummation of the transaction, the Company, through Trio-Tech Singapore, acquired the remaining equity interest and now owns 100% of the issued and outstanding share capital of TTM. Accordingly, the Company recognized the non-controlling interest’s share of profits through the acquisition date, and no non-controlling interest will be recognized in subsequent periods.

PT SHI Indonesia, a dormant subsidiary of SHI International Pte. Ltd., was dissolved during the second quarter of fiscal 2026. The dissolution resulted in a gain arising from the write-off of trade payables and did not have a material impact on the Company’s consolidated financial statements.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Company’s common shareholders was $126 for the three months ended December 31, 2025, compared to a net income of $507 for the same period in Fiscal 2025.

Earnings per Share

Basic earnings per share from continuing operations were $0.01 for three months ended December 31, 2025 as compared to basic earnings per share of $0.06 for the same period in Fiscal 2025. Basic earnings per share from discontinued operations were $nil for three months ended December 31, 2025 and December 31, 2024 respectively.

Diluted earnings per share from continuing operations were $0.01 for three months ended December 31, 2025 as compared to diluted earnings per share of $0.06 for the same period in Fiscal 2025. Diluted earnings per share from discontinued operations were $nil for three months ended December 31, 2025 and December 31, 2024.

Segment Information

The revenue, gross margin, and income from operations for each segment during the second quarter of Fiscal 2026 and Fiscal 2025 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of income from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$12,357	$5,809
Gross margin	14.4%	30.0%
Income from operations	$168	$97

Income from operations from the SBS segment was $168 compared to income from operations of $97 in the same period in Fiscal 2025. The increase was primarily attributable to the commencement of final test services for AI chips late in the first quarter of Fiscal 2026 as discussed earlier. While this resulted in higher revenue during the period, income from operations increased less proportionately due to the lower risk profile of these sales, which resulted in compressed gross profit margins.  Operating expense decreased from $1,645 for the three months ended December 31, 2024 to $1,609 for the three months ended December 31, 2025.

Industrial Electronics (IE)

The revenue, gross margin, and income / (loss) from operations for the IE segment for the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$3,284	$2,801
Gross margin	22.3%	17.3%
Income / (Loss) from operations	$18	$(23)

Income for operations from IE segment for the three months ended December 31, 2025 was $18, an increase of $41 from a loss from operations of $23 in the same period in Fiscal 2025. The increased income from operations was mainly attributable to an increase in revenue and gross profit in absolute dollar amounts. Operating expense increased from $508 for the three months ended December 31, 2024 to $713 for the three months ended December 31, 2025. The increase in gross profit offset higher operating expense, including a expected credit loss recognized during the current quarter, resulting in the slight improvement in operating income.

Comparison of the Six Months Ended December 31, 2025, and December 31, 2024

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2025 and 2024 respectively:

	Six Months Ended
	December 31,	December 31,
	2025	2024

Revenue	100.0%	100.0%
Cost of sales	83.7%	75.4%
Gross Margin	16.3%	24.6%
Operating expense:
General and administrative	14.0%	21.3%
Selling	1.2%	1.8%
Research and development	0.6%	1.1%
Gain on disposal of property, plant and equipment	0.0%	(0.3)%
Total operating expense	15.8%	23.9%
Income from Operations	0.5%	0.7%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 8.3% to 16.3% for the six months ended December 31, 2025, from 24.6% for the same period of Fiscal 2025. Gross profits increased by $544 to $5,084 for the six months ended December 31, 2025, from $4,540 for the same period in Fiscal 2025.

Gross profit margin as a percentage of revenue in the SBS segment decreased by 13.3% to 14.6% for the six months ended December 31, 2025, as compared to 27.9% for the same period in Fiscal 2025. In absolute dollar amounts, gross profit in the SBS segment for the six months ended December 31, 2025, was $3,487, a decrease of $49, compared to $3,536 in the same period in Fiscal 2025.

During the six-month period ended December 31, 2025, the SBS segment experienced a notable decline in gross profit margins attributable to its China operations, primarily due to reduced revenue contributions compared to the same period in Fiscal 2025. Gross profit from China declined by approximately 81.9% for the six months ended December 31, 2025 compared to the same period in the prior year.

While revenue from markets outside China showed an upward trend, the associated margins remained relatively compressed. The incremental revenue relating to final testing services that commenced in the final month of the first quarter was derived from new service streams that required no capital investment and carried a lower risk profile, resulting in lower gross profit margins. As final testing services continue to represent a larger portion of SBS segment revenue, gross profit margins are expected to remain below historical levels. Nevertheless, the additional revenue is anticipated to improve overall profitability in absolute dollar terms.

Gross profit margin as a percentage of revenue in the IE segment increased by 4.1% to 22.0% for the six months ended December 31, 2025, from 17.9% for the same period in Fiscal 2025. In absolute dollar amounts, gross profit in the IE segment for the six months ended December 31, 2025, was $1,613, indicating an increase of $589, compared to $1,024 in the same period in Fiscal 2025. The gross profit margin improvement in the IE segment reflects a more favorable product mix of equipment sales this quarter, with higher-margin products accounting for a significantly larger proportion of total sales compared to previous periods. This shift in mix dynamics where higher-value products drive more revenue has lifted overall profitability. This is in contrast with the same quarter in last Fiscal 2024 when margins were diluted by greater volume of lower-margin sales.

Operating Expense

Operating expense for the six months ended December 31, 2025 and 2024 was as follows:

	Six Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
General and administrative	$4,371	$3,929
Selling	370	326
Research and development	200	202
Gain on disposal of property, plant and equipment	-	(47)
Total	$4,941	$4,410

General and administrative expense increased by $442, or 11.2%, from $3,929 to $4,371 for the six months ended December 31, 2025, compared to the same period in Fiscal 2025. General and administrative expense for the Company’s Singapore operations within the SBS and IE segments increased primarily due to higher personnel-related costs associated with headcount growth. In addition, the increase in general and administrative expenses was mainly attributable to expected credit loss provisions recognized during the period related to the IE segment, together with higher corporate activity–related expense.

Selling expense increased by $44, or 13.5%, from $326 to $370 for the six months ended December 31, 2025, compared to the same period in Fiscal 2025. The increase in selling expense was primarily attributable to an increase in commissionable sales in both the SBS and IE segments.

Income from Operations

Income from operations was $143 for the six months ended December 31, 2025, an increase of $13, as compared to Income of $130 from operations for the same period in Fiscal 2025. As discussed above, revenues in the SBS and IE segments increased during the period; however, the corresponding improvement in income from operations was more modest due to compressed gross profit margins in the SBS segment associated with the lower-risk nature of these sales. In addition, income from operations was further impacted by higher operating expenses in the Company’s Singapore operations within both the SBS and IE segments.

Interest Expense

Interest expense for the six months ended December 31, 2025 and 2024 was as follows:

	Six Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Interest expense	$30	$26

Interest expense was $30 for the six months ended December 31, 2025, an increase of $4, or 15.4%, compared to $26 for the same period of Fiscal 2025. As of December 31, 2025, The Company had an unused line of credit of $5,603 as compared to $5,719 as at December 31, 2024.

Other Income

Other Income for the six months ended December 31, 2025 and 2024 was as follows:

	Six Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Interest income	$137	$183
Other rental income	60	80
Exchange gain	10	44
Dividend income	194	-
Other miscellaneous income	21	14
Total	$422	$321

There was a increase by $101 in other income to $422 for the six months ended December 31, 2025 as compared to other income of $321 for the same period in Fiscal 2025. The increase was mainly due to dividend income received from investments in unquoted shares partially offest by lower interest income recognized by the Company, reflecting reduced fixed deposit placements for operating requirements and lower interest rates.

Government Grant

	Six Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)

Government Grant	$4	$71

In the six months ended December 31, 2025, the Company received government grants amounting to $4, $2 of which was an incentive from the Singapore government for local resident recruitment, and $2 related to a capital expenditure subsidy received from the government in China.

During the same period in Fiscal 2025, the Company received government grants amounting to $71, $62 of which was an incentive from the Singapore government for local resident recruitment, and $9 related to a capital expenditure subsidy received from the government in China.

Income Tax Expense

The Company's income tax expense was $141 and $190 for the six months ended December 31, 2025, and 2024, respectively. Income tax expense decreased in line with lower taxable income.

Non-controlling Interest

As of December 31, 2025, we held a 55% interest in SHI International Pte. Ltd.and 76% interest in Prestal Enterprise Sdn. Bhd. The share of non-controlling interest in the net income from the subsidiaries for the six months ended December 31, 2025 was $253 compared to the share of income from the non-controlling interest of $35 for the same period in Fiscal 2025. The increase in net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Company.

The Company received the required approval from the Ministry of Investment, Trade and Industry in Malaysia, and the acquisition of the remaining shares in Trio-Tech Malaysia (“TTM”) was consummated on December 3, 2025. The purchase price for the acquisition was RM14,200, payable in cash, or approximately $3,503. Upon consummation of the transaction, the Company, through Trio-Tech Singapore, acquired the remaining equity interest and now owns 100% of the issued and outstanding share capital of TTM. Accordingly, the Company recognized the non-controlling interest’s share of profits through the acquisition date, and no non-controlling interest will be recognized in subsequent periods.

PT SHI Indonesia, a dormant subsidiary of SHI International Pte. Ltd., was dissolved during the second quarter of fiscal 2026. The dissolution resulted in a gain arising from the write-off of trade payables and did not have a material impact on the Company’s consolidated financial statements.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to Company’s common shareholders was $203 for the six months ended December 31, 2025, compared to a net income of $271 for the same period in Fiscal 2025.

Earnings per Share

Basic earnings per share from continuing operations were $0.02 for six months ended December 31, 2025 as compared to basic earnings per share of $0.03 for the same period in Fiscal 2025. Basic earnings per share from discontinued operations were $nil for six months ended December 31, 2025 and December 31, 2024.

Diluted earnings per share from continuing operations were $0.02 for six months ended December 31, 2025 as compared to diluted earnings per share of $0.03 for the same period in Fiscal 2025. Diluted earnings per share from discontinued operations were $nil for six months ended December 31, 2025 and December 31, 2024.

Segment Information

The revenue, gross margin, and income from operations for each segment for the six months ended December 31, 2025 and December 31, 2024 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of income from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the six months ended December 31, 2025 and 2024 were as follows:

	Six Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$23,809	$12,688
Gross margin	14.6%	27.9%
Income from operations	$88	$274

Income from operations from the SBS segment was $88 compared to income from operations of $274 in the same period in Fiscal 2025. Revenue growth was primarily attributable to incremental revenue from final testing services that commenced in the final month of the first quarter. These revenues were generated from new service streams that required no capital investment and carried a lower risk profile, which resulted in lower gross profit margins. In addition, results in China were adversely impacted by the prevailing macroeconomic environment and were more favorable during the six months ended December 31, 2024 compared to the current six-month period. Collectively, these factors contributed to compressed gross profit margins and a decline in income from operations despite higher revenues.

The decline was further impacted by higher operating expense in the Company’s Singapore and Malaysia operations related to the SBS segment. These unfavorable factors were partially offset by cost reductions in the Company’s China operations resulting from the implementation of cost-control measures. Operating expense increased from $3,262 for the six months ended December 31, 2024 to $3,399 for the six months ended December 31, 2025. This increase of $137 in operating expense was primarily driven by additional operational, logistics, and personnel-related costs.

Industrial Electronics (IE)

The revenue, gross margin, and income / (loss) from operations for the IE segment for the six months ended December 31, 2025 and 2024 were as follows:

	Six Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$7,336	$5,715
Gross margin	22.0%	17.9%
Income / (Loss) from operations	$216	$(30)

Income for operations from IE segment for the six months ended December 31, 2025 was $216, an increase of $246 from loss from operations of $30 in the same period in Fiscal 2025. The increase was mainly attributable to an increase in revenue and gross profit in absolute dollar amounts. Operating expense increased from $1,054 for the six months ended December 31, 2024 to $1,397 for the six months ended December 31, 2025. The increase primarily due to higher personnel-related costs associated with headcount growth, as well as expected credit loss provisions recognized during the period. The improvement in gross profit more than offset higher operating expense, resulting in increased operating income compared to six months ended December 31, 2024.

Financial Condition

During the six months ended December 31, 2025 total assets increased by $4,661 to $45,729 compared to $41,068 as of June 30, 2025. The increased was primarily due to an increase in cash and cash equivalents. trade accounts receivable, inventories and other receivables, which was partially offset by a decrease in short-term deposits.

Cash and cash equivalents and short-term deposits were $16,463 at December 31, 2025, reflecting a modest decrease of $244 from $16,707 at June 30, 2025. The decrease was primarily due to payments made to acquire a minority interest in Trio-Tech Malaysia Sdn. Bhd., which more than offset the cash generated from operating activities during the period.

The trade accounts receivable balance as of December 31, 2025 increased by $2,651 to $13,455, from $10,804 at June 30, 2025, primarily reflecting higher overall revenue across both segments between June 30, 2025 and December 31, 2025. The overall increase in trade receivables was primarily attributable to higher sales from the Company’s Malaysia operations during the current quarter. The number of days’ sales outstanding trade receivables for group decreased in current quarter to 70 days from 106 days at June 30, 2025.

Other receivables at December 31, 2025, were $716, an increase of $108, compared to $608 at June 30, 2025. The increase was mainly due to the advance payments made to our suppliers for goods and services in our Singapore and Malaysia operations.

Inventories at December 31, 2025, were $2,835, an increase of $573, compared to $2,262 at June 30, 2025. The increase in inventories was primarily attributable to higher backlog levels in the Company’s Singapore operations to support ongoing order fulfillment.

Prepaid expense was $389 at December 31, 2025 compared to $384 at June 30, 2025. Prepaid expense mainly consists of insurance, rental and software license fees.

Investment properties’ net in China was $319 at December 31, 2025 and $345 at June 30, 2025. The decrease was primarily driven by the depreciation charged and foreign currency exchange movement between June 30, 2025 and December 31, 2025.

Property, plant and equipment decreased by $146 from $6,021 at June 30, 2025, to $5,875 at December 31, 2025, mainly due to depreciation charged for the period and foreign currency movements between June 30,2025 to December 31,2025. This was partially offset by the acquisition of additional new plant and equipment in our SBS segment.

Other assets increased by $41 to $272 at December 31, 2025 compared to $231 at June 30, 2025. This was mainly due to down payment made in connection with the purchase of equipment in Bangkok.

Accounts payable increased by $3,631 to $5,527 at December 31, 2025, compared to $1,896 at June 30, 2025. The increase in trade payables during the quarter was aligned with increased revenue in the Company’s Malaysia operations and driven by higher supplier purchase to support growing operations.

Accrued expense increased by $1,588 to $4,624 at December 31, 2025, as compared to $3,036 at June 30, 2025. The increase was primarily attributable to payables recognized in connection with the acquisition of the remaining minority interest in Trio-Tech Malaysia.

Contract liabilities decreased by $122 to $128 at December 31, 2025 as compared to $250 at June 30, 2025. The decrease in contract liabilities was primarily attributable to lower customer deposits from our operations in Singapore.

Bank loans payable decreased by $103 to $581 as of December 31, 2025, as compared to $684 as of June 30, 2025. The decrease was primarily attributable to scheduled debt repayments, no new borrowing activity during the period and the impact of foreign currency exchange movements between  June 30, 2025 and December 31, 2025.

Finance leases decreased by $30 to $13 at December 31, 2025, as compared to $43 at June 30, 2025. This was due to the lease repayments, with no new lease additions during the period between June 30, 2025 and December 31, 2025.

Operating lease right-of-use assets and the corresponding lease liability increased by $1,687 to $2,551 at December 31, 2025, as compared to $864 at June 30, 2025. The increase was primarily attributable to the commencement of new lease and also a lease renewal during the current quarter in the Company’s Singapore operations.

Liquidity Comparison

Net cash provided by operating activities increased by $813 to an inflow of $1,067 for the six months ended December 31, 2025, from an inflow of $254 for the same period in Fiscal 2025. The increase was mainly attributable to higher trade payables of $5,606, driven by increased operational activity, particularly the growth of subsidiary operations in Malaysia. This reflects higher levels of purchase and operating expense incurred to support the expanded revenues. This impact was partially offset by higher trade receivables of $3,544, reflecting strong sales with collections not yet due, and elevated inventory levels of $1,689 maintained to support anticipated order fulfillment in upcoming fiscal quarters, resulting in higher cash inflows during the period.

Net cash provided by investing activities was $1,546 for the six months ended December 31, 2025 an increase of $1,306 compared to net cash provided by investing activities of $240 for the same period in Fiscal 2025. This was primarily due to a higher net withdrawal from unrestricted term deposits upon maturity for the six months ended December 31, 2025, and were held in cash to enhance liquidity for working capital and investment activities.

Net cash used in financing activities for the six months ended December 31, 2025, was $1,386, representing an increase of $1,203, compared to cash outflows of $183 during the six months ended December 31, 2024. The outflow of cash in financing activities was mainly used to acquire the non-controlling interest in a foreign subsidiary. This was partially offset by proceeds from exercising stock options of $284 and proceeds from lines of credit of $856 in the six months period ended December 31,2025.

The Company filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which we may raise capital of up to $50 million in any combination of securities including Common Stock, warrants and units, for certain capital expenditures, to finance possible acquisitions, to increase ownership or purchase the remaining equity in subsidiaries partially owned by the Company, and/or for general corporate purposes, including working capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: February 13, 2026