Form 10-Q
period 2026-03-31
TRIO-TECH INTERNATIONAL
filed 2026-05-14
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 1, 2026, there were 10,112,599 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited), and June 30, 2025	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Three and Nine Months Ended March 31, 2026 (Unaudited), and March 31, 2025 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended March 31, 2026 (Unaudited), and March 31, 2025 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2026 (Unaudited), and March 31, 2025 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	43

Part II.	Other Information

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

Signatures		45

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31,	June 30,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,970	$10,890
Short-term deposits	2,558	5,817
Trade accounts receivable, less allowance for expected credit losses of $151 and $35, respectively	13,386	10,804
Other receivables	511	608
Inventories, less provision for obsolete inventories of $824 and $851, respectively	2,472	2,262
Prepaid expense and other current assets	555	384
Restricted term deposits	821	816
Total current assets	33,273	31,581
NON-CURRENT ASSETS:
Deferred tax assets	90	91
Investment properties, net	305	345
Property, plant and equipment, net	5,994	6,021
Operating lease right-of-use assets	2,870	864
Other assets	244	231
Restricted term deposits	1,939	1,935
Total non-current assets	11,442	9,487
TOTAL ASSETS	$44,715	$41,068

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$-	$141
Accounts payable	5,698	1,896
Accrued expense	2,884	3,036
Contract liabilities	92	250
Income taxes payable	154	122
Current portion of bank loans payable	260	256
Current portion of finance leases	1	43
Current portion of operating leases	766	540
Total current liabilities	9,855	6,284
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	255	428
Operating leases, net of current portion	2,104	324
Deferred tax liabilities	6	10
Other non-current liabilities	31	31
Total non-current liabilities	2,396	793
TOTAL LIABILITIES	$12,251	$7,077

EQUITY
TRIO-TECH INTERNATIONAL SHAREHOLDERS’ EQUITY:
Common stock, no par value, with 15,000,000 shares authorized; 8,962,909 and 8,625,610 shares issued as of March 31, 2026 and June 30, 2025, respectively; and 8,960,166 and 8,625,460 shares outstanding as of those dates, respectively.	$14,378	$13,490
Paid-in capital	6,372	5,979
Treasury stock, at cost	(12)	-
Accumulated retained earnings	11,030	12,037
Accumulated other comprehensive income-translation adjustments	2,557	2,522
Total Trio-Tech International shareholders’ equity	34,325	34,028
Non-controlling interest	(1,861)	(37)
TOTAL EQUITY	$32,464	$33,991
TOTAL LIABILITIES AND EQUITY	$44,715	$41,068

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Revenue
Semiconductor Back-end Solutions	$13,079	$5,425	$36,888	$18,113
Industrial Electronics	3,426	1,950	10,762	7,665
Others	6	9	24	24
	16,511	7,384	47,674	25,802

Cost of Sales	13,957	5,408	40,036	19,286

Gross Margin	2,554	1,976	7,638	6,516

Operating Expense:
General and administrative	2,273	2,067	6,644	5,996
Selling	263	216	633	542
Research and development	99	90	299	292
Gain on disposal of property, plant and equipment	-	(54)	-	(101)
Total operating expense	2,635	2,319	7,576	6,729

(Loss) / Income from Operations	(81)	(343)	62	(213)

Other Income / (Expense)
Interest expense	(11)	(10)	(41)	(36)
Other income / (expense), net	188	(144)	610	177
Government grant	11	22	15	93
Total other income / (expense)	188	(132)	584	234

Income / (Loss) from Continuing Operations before Income Taxes	107	(475)	646	21

Income Tax Expense	(146)	(6)	(287)	(196)

(Loss) / Income from Continuing Operations before Non-controlling Interest, Net of Taxes	(39)	(481)	359	(175)

Discontinued Operations
Income from discontinued operations, net of tax	2	5	60	5
Net (Loss) / Income	(37)	(476)	419	(170)

Less: Net income attributable to non-controlling interest	1	19	254	54
Net (Loss) / Income Attributable to Common Shareholders	$(38)	$(495)	$165	$(224)

Amounts Attributable to Common Shareholders:
(Loss) / Income from continuing operations, net of tax	(39)	(498)	132	(227)
Income from discontinued operations, net of tax	1	3	33	3
Net (Loss) / Income Attributable to Common Shareholders	$(38)	$(495)	$165	$(224)

Basic (Loss) / Earnings per Share:
Basic (loss) / earnings per share from continuing operations	$(0.00)	$(0.06)	$0.02	$(0.03)
Basic earnings from discontinued operations	-	-	-	-
Basic (Loss) / Earnings per Share from Net Income	$(0.00)	$(0.06)	$0.02	$(0.03)

Diluted (Loss) / Earnings per Share:
Diluted (loss) / earnings per share from continuing operations	$(0.00)	$(0.06)	$0.02	$(0.03)
Diluted earnings per share from discontinued operations	-	-	-	-
Diluted (Loss) / Earnings per Share from Net Income	$(0.00)	$(0.06)	$0.02	$(0.03)

Weighted Average Number of Common Shares Outstanding (1)
Basic	8,840	8,545	8,721	8,516
Dilutive effect of stock options	908	206	554	226
Number of Shares Used to Compute Earnings Per Share Diluted	9,748	8,751	9,275	8,742

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Comprehensive (Loss) / Income Attributable to Common Shareholders:

Net (loss) / income	$(37)	$(476)	$419	$(170)
Foreign currency translation, net of tax	(21)	522	374	742
Comprehensive (Loss) / Income	(58)	46	793	572
Less: comprehensive income attributable to non-controlling interest	2	26	294	163
Comprehensive (Loss) / Income Attributable to Common Shareholders	$(60)	$20	$499	$409

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Nine months ended March 31, 2026

						Accumulated
					Accumulated	Other	Non-
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Stock, at cost	Earnings	Income	Interest	Total
		$	$	$	$	$	$	$

Balance at June 30, 2025	4,313	13,490	5,979	-	12,037	2,522	(37)	33,991
Stock option expense	-	-	393	-	-	-	-	393
Exercise of stock option	337	888	-	-	-	-	-	888
Net income	-	-	-	-	165	-	254	419
Stock split adjustment (1)	4,313	-	-	-	-	-	-	-
Treasury stock, at cost	-	-	-	(12)	-	-	-	(12)
Acquisition of subsidiary without a change in control	-	-	-	-	(1,172)	(299)	(2,032)	(3,503)
Dividend declared by subsidiary	-	-	-	-	-	-	(86)	(86)
Translation adjustment	-	-	-	-	-	334	40	374
Balance at March 31, 2026	8,963	14,378	6,372	(12)	11,030	2,557	(1,861)	32,464

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

Nine months ended March 31, 2025

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2024	4,250	13,325	5,531	11,813	660	249	31,578
Stock option expenses	-	-	413	-	-	-	413
Exercise of stock option	126	165	-	-	-	-	165
Net (loss) / income	-	-	-	(224)	-	54	(170)
Stock split adjustment (1)	4,250	-	-	-	-	-	-
Translation adjustment	-	-	-	-	633	109	742
Balance at March 31, 2025	8,626	13,490	5,944	11,589	1,293	412	32,728

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Nine Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income / (loss)	$419	$(170)
Adjustments to reconcile net income to net cash flow provided by operating activities
Unrealized foreign exchange (gain) / loss	(21)	135
Depreciation and amortization	1,611	2,093
Gain on disposal of property, plant and equipment	-	(101)
(Reversal) / Provision for obsolete inventories, net	(23)	122
Stock compensation	393	413
Bad debt recovery	(7)	(61)
Allowance for expected credit losses	158	62
Accrued interest expense, net accrued interest income	18	(20)
Payment of interest portion of finance lease	(1)	(3)
Warranty expense, net	12	2
Reversal of income tax provision	(19)	(9)
Deferred tax expense	8	20
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(2,733)	1,697
Other receivables	97	(344)
Other assets	(11)	103
Inventories	(199)	853
Prepaid expense and other current assets	(156)	67
Accounts payable, accrued expense and contract liabilities	3,377	(2,437)
Income taxes payable	44	(313)
Other non-current liabilities	-	3
Repayment of operating lease	(649)	(1,077)
Net Cash Provided by Operating Activities	$2,318	$1,035

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits, net	3,241	4,901
Investment in unrestricted term deposits, net	(400)	(4,838)
Additions to property, plant and equipment	(876)	(408)
Proceeds from disposal of property, plant and equipment	-	246
Net Cash Provided by / (Used in) Investing Activities	$1,965	$(99)

Cash Flow from Financing Activities
Payment on lines of credit	(1,003)	(98)
Payment of bank loans	(219)	(208)
Payment of finance leases	(42)	(48)
Acquisition of non-controlling interest	(3,503)	-
Repurchase of common stock	(12)	-
Proceeds from exercising stock options	888	165
Proceeds from lines of credit	856	93
Net Cash Used in Financing Activities	$(3,035)	$(96)

Effect of Changes in Exchange Rate	$841	$222

Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,089	1,062
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13,641	12,556
Cash, Cash Equivalents, and Restricted Cash at End of Period	$15,730	$13,618

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$39	$35
Income taxes	$75	$492

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	12,970	11,020
Restricted Term-Deposits in Current Assets	821	776
Restricted Term-Deposits in Non-Current Assets	1,939	1,822
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$15,730	$13,618

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $821 and $776 as at March 31, 2026 and 2025, respectively are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,939 and $1,822 as at March 31, 2026 and 2025, respectively are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, Cayman Islands and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)^^	100%	Cayman Islands
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.*	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd. # *	100%	Penang and Selangor, Malaysia
Prestal Enterprise Sdn. Bhd. (76% owned by Trio-Tech International Pte. Ltd.)	76%	Selangor, Malaysia
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)^	55%	Singapore
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
Trio-Tech (Jiangsu) Co., Ltd. (100% owned by Trio-Tech (SIP) Co., Ltd.)	100%	Suzhou, China

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

^During the second quarter of fiscal 2026, it was identified that PT SHI Indonesia, a dormant entity that was 95% owned by SHI International Pte Ltd has been dissolved and this dissolution did not have a material impact on the Company's consolidated financial statements.

^^During the third quarter of fiscal 2026, it was identified that dormant subsidiary, European Electronic Test Centre, had been dissolved, which had no material impact on the Company's consolidated financial statements.

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

The results of operations for the nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2026.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2027. Early adoption is permitted for periods in which financial statements have not yet been issued or made ready for issuance. The amendments in this ASU should be applied on a prospective basis. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to clarify the applicability of interim reporting guidance, the types of interim reporting and the form and content of interim GAAP financial statements. ASU 2025-11 will be effective for our fiscal year ending June 30, 2028 and we are currently evaluating the impact it may have on our condensed consolidated financial statements.

In December 2025, the FASB also issued accounting standards update (“ASU”) No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes guidance on the recognition, measurement, and presentation of government grants. The standard may be adopted using a full retrospective, modified retrospective, or modified prospective transition method. ASU 2025-10 is effective for the fiscal year ending June 30, 2029, and interim periods within that year, with early adoption permitted. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

New pronouncements issued but not yet effective until after March 31, 2026, are not expected to have a significant effect on the Company’s condensed consolidated financial statements.

3.	TERM DEPOSITS

	March 31,	June 30,
	2026	2025
	(Unaudited)

Short-term deposits	$2,987	$5,571
Currency translation effect on short-term deposits	(429)	246
Total short-term deposits	$2,558	$5,817
Restricted term deposits - Current	830	768
Currency translation effect on restricted term deposits	(9)	48
Total restricted term deposits - Current	$821	$816
Restricted term deposits – Non-current	1,948	1,797
Currency translation effect on restricted term deposits	(9)	138
Total restricted term deposits - Non-current	$1,939	$1,935
Total term deposits	$5,318	$8,568

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $821 and $816 as at  March 31, 2026 and  June 30, 2025, respectively are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,939 and $1,935 as at March 31, 2026 and June 30, 2025, respectively are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

The following table represents the changes in the allowance for expected credit losses:

	March 31,	June 30,
	2026	2025
	(Unaudited)

Beginning	$35	$209
Additions charged to expense	158	62
Recovered	(7)	(61)
Written off	(35)	(178)
Currency translation effect	-	3
Ending	$151	$35

5.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of March 31, 2026.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	289
Less: allowance for expected credit losses		(2,000)	(289)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $289 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on the Company’s financial policy, an allowance for expected credit losses of $289 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the three months ended March 31, 2026 and 2025. TTCQ is in the legal process of recovering the outstanding amount of approximately $289.

6.	INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2026	2025
	(Unaudited)

Raw materials	$1,390	$1,438
Work in progress	1,229	658
Finished goods	693	838
Less: provision for obsolete inventories	(824)	(851)
Currency translation effect	(16)	179
	$2,472	$2,262

The following table represents the changes in provision for obsolete inventories:

	March 31,	June 30,
	2026	2025
	(Unaudited)

Beginning	$851	$679
(Reversal) / Additions charged to expense	(23)	160
Usage – disposition	-	(10)
Currency translation effect	(4)	22
Ending	$824	$851

7.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of March 31, 2026. The exchange rate is based on the market rate as of March 31, 2026.

	March 31,	June 30,
	2026	2025
	(Unaudited)

Property I – MaoYe Property
Cost	$301	$301
Less: Accumulated depreciation	(261)	(250)
Currency translation effect	(10)	(11)
	$30	$40

	March 31,	June 30,
	2026	2025
	(Unaudited)

Property II – JiangHuai Property
Cost	$137	$137
Less: Accumulated depreciation	(45)	(25)
Currency translation effect	6	1
	$98	$113

	March 31,	June 30,
	2026	2025
	(Unaudited)

Property III – FuLi Property
Cost	$648	$648
Less: Accumulated depreciation	(403)	(382)
Currency translation effect	(68)	(74)
	$177	$192

Rental Property I – MaoYe Property

MaoYe Property generated a rental income of $nil and $9 during the three and nine months ended March 31, 2026, as compared to $6 and $19 for the same period on Fiscal 2025.

A lease agreement was entered into on April 15, 2026 for a period of 2 years at a monthly rate of RMB12, or approximately $2.

Depreciation expense for MaoYe Property was $3 and $11 for the three and nine months ended March 31, 2026, as compared to $3 and $10 for the same period in Fiscal 2025.

Rental Property II – JiangHuai

JiangHuai Property generated rental income of $1 and $3 for the three and nine months ended March 31, 2026. It did not generate any rental income for the same period in Fiscal 2025. On January 1, 2025, the Company entered into a three-year lease agreement with a monthly rental payment of RMB2, or approximately $0.3. On September 17, 2025, the Company entered into another one-year lease with a monthly rental of RMB2, or approximately $0.3. Additionally, on October 30, 2025, the Company executed three separate lease agreements with terms of three years each and a monthly rental of RMB2, or approximately $0.3; The Company had not started collecting rental revenue under the October lease agreements due to the pending completion of utility connections.

Depreciation expense for JiangHuai was $8 and $20 for the three and nine months ended March 31, 2026, as compared to $7 and $20 for the same period in Fiscal 2025.

Rental Property III – FuLi

FuLi Property generated a rental income of $4 and $10 for the three and nine months ended March 31, 2026, as compared to $3 and $6 for the three and nine months ended March 31, 2025.

A lease agreement was entered into October 10, 2024 for a period of 4 years at a monthly rate of RMB9, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for FuLi was $7 and $21 for the three and nine months ended March 31, 2026, as compared to $7 and $21 for the same period in Fiscal 2025.

Summary

Total rental income for all investment properties in China was $5 and $22 for the three and nine months ended March 31, 2026, as compared to $9 and $25 for the same period in Fiscal 2025.

Depreciation expense for all investment properties in China was $18 and $52 for the three and nine months ended March 31, 2026, as compared to $17 and $51 for the same period in Fiscal 2025.

8.	OTHER ASSETS

Other assets consisted of the following:

	March 31,	June 30,
	2026	2025
	(Unaudited)
Deposits for rental and utilities and others	$242	$219
Downpayment for purchase of investment properties*	1,580	1,580
Less: provision for impairment	(1,580)	(1,580)
Currency translation effect	2	12
Total	$244	$231

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

During the fourth quarter of Fiscal 2021, the Company accrued an impairment charge of $1,580 related to the doubtful recovery of the down payment on property in the Singapore Themed Resort Project in Chongqing, China. The Company elected to take this non-cash impairment charge due to increased uncertainties regarding the project’s viability, given the developers’ weakening financial condition as well as uncertainties arising from the negative real-estate environment in China, implementation of control measures on real-estate lending in China and its relevant government policies. There have been no changes in circumstances since the impairment was recorded.

9.	LINES OF CREDIT

The carrying value of the Company’s lines of credit approximates its fair value because the interest rates associated with the lines of credit are adjustable in accordance with market situations when the Company borrowed funds with similar terms and remaining maturities.

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of March 31, 2026, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,105	$3,846
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,946	$1,908
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$370	$370

As of June 30, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,155	$3,856
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,960	$1,864
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$354	$354

10.	ACCRUED EXPENSE

Accrued expense consisted of the following:

	March 31,	June 30,
	2026	2025
	(Unaudited)

Payroll and related costs	$1,300	$1,040
Commissions	234	155
Legal and audit	322	302
Sales tax and withholding tax	66	61
Sales rebate	16	46
Travel expense	20	24
Utilities	105	95
Warranty	17	17
Accrued purchase	72	339
Provision for reinstatement	581	555
Other accrued expense	87	122
Dividend payable	44	3
Acquisition of subsidiary shares from non-controlling interest	-	141
Currency translation effect	20	136
Total	$2,884	$3,036

11.	ASSURANCE WARRANTY ACCRUAL

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

	March 31,	June 30,
	2026	2025
	(Unaudited)

Beginning	$17	$27
Additions charged to cost and expense	12	4
Utilization	(12)	(15)
Currency translation effect	-	1
Ending	$17	$17

12.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	March 31,	June 30,
	2026	2025
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.85% for both March 31, 2026 and June 30, 2025) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,430 and $2,351, as at March 31, 2026 and June 30, 2025, respectively.	$409	$508
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	-	4
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	45	85
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	61	87
Total bank loans payable	$515	$684

Current portion of bank loans payable	247	225
Currency translation effect on current portion of bank loans	13	31
Current portion of bank loans payable	$260	$256
Long-term portion of bank loans payable	240	368
Currency translation effect on long-term portion of bank loans	15	60
Long-term portion of bank loans payable	$255	$428

Future minimum payments (excluding interest) as at March 31, 2026, were as follows:

Remainder of Fiscal 2026	$68
2027	247
2028	189
Thereafter	11
Total obligations and commitments	$515

Future minimum payments (excluding interest) as at June 30, 2025, were as follows:

2026	$256
2027	236
2028	181
Thereafter	11
Total obligations and commitments	$684

13.	COMMITMENTS AND CONTINGENCIES

The Company has capital commitments for capital expenditures amounting to $30 as at March 31, 2026, as compared to capital commitment of $16 as at June 30, 2025.

Deposits with banks are not fully insured by the local government or agency and are consequently exposed to risk of loss. The Company believes that the probability of bank failure, causing loss to the Company, is remote.

During the third quarter of fiscal year 2026, the Company's Malaysia subsidiary entered into a one-year customs bond arrangement totaling MYR10 million or approximately $2,470. This bond serves as a financial guarantee for the payment of duties and taxes in the event of any violation of temporary import or controlled schemes. As of the reporting date, management does not expect any material liabilities to arise from this arrangement.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.

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

Our operating businesses are organized based on the nature of markets. The SBS segment comprises our core semiconductor back-end equipment manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries are being reported together in our IE segment. A detailed description of our operating segments as of March 31, 2026 can be found in the overview section of Item 2 of this Quarterly Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". A mapping of our previous presentation and the new segments is presented below:

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

Our CODM uses total revenue, gross profit, operating income and total assets in assessing segment performance and deciding how to allocate resources. Segment operating income includes corporate allocations. Segment revenue includes sales of equipment and services by our segments. Total intersegment sales were $1 and $3 in the three months ended March 31, 2026 and March 31, 2025 respectively. Certain corporate costs, including those related to legal, information technology, human resources and shared services are allocated to our segments based on their relative revenue, manpower costs and fixed assets.

The amounts related to revenue and earnings presented as Others include the results of an immaterial real estate business and includes certain costs incurred at the corporate-level, including the cost of our stock compensation plans not allocated to our reportable segments. Assets presented under the Others segment consisted primarily of cash and cash equivalents, prepaid expense and investment properties.

The cost of equipment, current year investment in new equipment and depreciation expense is allocated into respective reportable segments based on the primary purpose for which the equipment was acquired.

	Nine Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	March 31,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2026	$36,888	$5,460	$407	$30,433	$1,357	$828
	2025	$18,113	$4,972	$271	$25,508	$1,872	$352

Industrial Electronics	2026	10,762	2,206	226	6,451	201	48
	2025	7,665	1,572	(30)	5,915	170	56

Others	2026	24	(28)	(571)	7,831	53	-
	2025	24	(28)	(454)	8,536	51	-

Total Company	2026	$47,674	$7,638	$62	$44,715	$1,611	$876
	2025	$25,802	$6,516	$(213)	$39,959	$2,093	$408

The following segment information is unaudited for the three months ended March 31, 2026, and March 31, 2025:

Business Segment Information:

	Three Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	March 31,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2026	$13,079	$1,973	$319	$30,433	$539	$528
	2025	$5,425	$1,436	$(3)	$25,508	$597	$100

Industrial Electronics	2026	3,426	593	10	6,451	81	16
	2025	1,950	548	-	5,915	57	56

Others	2026	6	(12)	(410)	7,831	18	-
	2025	9	(8)	(340)	8,536	17	-

Total Company	2026	$16,511	$2,554	$(81)	$44,715	$638	$544
	2025	$7,384	$1,976	$(343)	$39,959	$671	$156

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

15.	OTHER INCOME / (EXPENSE)

Other income / (expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$57	$74	$194	$257
Other rental income	31	29	91	109
Exchange loss	(63)	(251)	(53)	(207)
Dividend income ^	177	-	371	-
Other miscellaneous (expense) / income	(14)	4	7	18
Total	$188	$(144)	$610	$177

^ During the financial period, dividend income was received by Prestal Sdn. Bhd., one of the Company’s subsidiaries, from an investment in unquoted shares.

16.	GOVERNMENT GRANTS

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Government grant	$11	$22	$15	$93

In the three months ended March 31, 2026, the Company receive government grants amounting to $11, wholly from the Singapore government for local resident recruitment. In comparison, during the same period in Fiscal 2025, the Company received government grants amounting to $22, $19 consisting of an incentive from the Singapore government for local resident recruitment, and $3 related to a capital expenditure subsidy received from the government in China.

In the nine months ended March 31, 2026, the Company received government grants amounting to $15, $13 consisting of financial assistance received from the Singapore government for local resident recruitment, and the remaining $2, which was related to a capital expenditure subsidy received from the government in China. During the same period in Fiscal 2025, the Company received government grants amounting to $93, $81 of which was financial assistance received from the Singapore government for local resident recruitment, and the remaining $12, which was related to a capital expenditure subsidy received from the government in China.

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $32 and $nil for the nine months ended March 31, 2026 and 2025, respectively. The GILTI expense recorded during the nine months ended March 31, 2026 primarily related to the finalization of the Company’s fiscal year 2025 tax provision, resulting in an under provision adjustment recorded in the current period.

The Company's income tax expense was $146 and $287 for the three and nine months ended March 31, 2026, as compared to $6 and $196 for the same period in Fiscal 2025. Income tax expense increased due to GILTI expenses and withholding taxes. Our effective tax rate (“ETR”) from continuing operations was 44.4% and 933.3% for the nine months ended March 31, 2026 and March 31, 2025, respectively. ETR was higher for the nine months ended  March 31, 2025, due to lower deferred tax assets in our Singapore operation, driven by lower provisions, which reduced the deductible temporary differences.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at March 31, 2026 and March 31, 2025, respectively.

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

Product sales were $5,300 and $16,488 for the three and nine months ended March 31, 2026, as compared $3,812 to $13,765 and for the same period in Fiscal 2025.

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

Service sales were $11,205 and $31,162 for the three and nine months ended March 31, 2026, as compared to $3,563 and $12,013 for the same period in Fiscal 2025.

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

The following table is the reconciliation of contract balances.

	March 31,	June 30,
	2026	2025
	(Unaudited)

Trade Accounts Receivable	$13,386	$10,804
Accounts Payable	5,698	1,896
Contract Liabilities	92	250

Contract Liabilities

Revenue recognized during the period that was included in contract liabilities at the beginning of the period was $231.

Remaining Performance Obligation

The Company had $2 and $nil remaining performance obligations, which represents our obligation to deliver products and services for both periods ended March 31, 2026 and March 31, 2025, respectively.

19.	EARNINGS PER SHARE

Options to purchase 1,666,926 shares of Common Stock at exercise prices ranging from $2.25 to $6.92 per share were outstanding as of March 31, 2026. no stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2026, as all such options were dilutive.

Options to purchase 1,638,500 shares of Common Stock at exercise prices ranging from $1.87 to $3.88 per share were outstanding as of March 31, 2025. 281,412 stock options were excluded in the computation of EPS for the three and nine months ended March 31, 2025, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

(Loss) / Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(39)	$(498)	$132	$(227)
Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	1	3	33	3
Net (Loss) / Income Attributable to Trio-Tech International Common Shareholders	$(38)	$(495)	$165	$(224)

Weighted average number of common shares outstanding - basic	8,840	8,545	8,721	8,516
Dilutive effect of stock options	908	206	554	226
Number of shares used to compute earnings per share - diluted	9,748	8,751	9,275	8,742

Basic (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.00)	$(0.06)	$0.02	$(0.03)
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Basic (Loss) / Earnings per Share from Net Income Attributable to Trio-Tech International	$(0.00)	$(0.06)	$0.02	$(0.03)

Diluted (loss) / earnings per share from continuing operations attributable to Trio-Tech International	$(0.00)	$(0.06)	$0.02	$(0.03)
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-	-	-
Diluted (Loss) / Earnings per Share from Net Income Attributable to Trio-Tech International	$(0.00)	$(0.06)	$0.02	$(0.03)

20.	STOCK OPTIONS

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●	An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term;
●	A risk-free interest rate varying from 3.59% to 4.59% (2025: 0.11% to 4.59%);
●	No expected dividend payments; and
●	Expected volatility of 46.7% to 72.2% (2025: 46.7% to 73.9%).

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

During the nine-month period ended March 31, 2026, there were 169,000 stock options granted and 177,132 stock options were exercised under the 2017 Employee Plan. The Company recognized $220 in stock-based compensation expense during the nine months ended March 31, 2026.

During the nine-month period ended March 31, 2025, there were 160,000 stock options granted and 5,000 stock options were exercised under the 2017 Employee Plan. The Company recognized $209 in stock-based compensation expense during the nine months ended March 31, 2025.

As of March 31, 2026, there were vested stock options granted under the 2017 Employee Plan covering a total of 397,640 shares of Common Stock. The weighted-average exercise price was $3.00 and the weighted average remaining contractual term was 2.40 years.

As of March 31, 2025, there were vested stock options granted under the 2017 Employee Plan covering a total of 421,500 shares of Common Stock. The weighted-average exercise price was $2.80 and the weighted average remaining contractual term was 2.60 years.

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2026, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2025	696,904	$2.77	2.88	$113
Granted	169,000	4.66	-	-
Exercised	(177,132)	2.63	-	-
Forfeited or expired	(4,000)	2.44	-	-
Outstanding at March 31, 2026*	684,772	$3.28	3.02	$1,804
Exercisable at March 31, 2026*	397,640	$3.00	2.40	$1,126

*In connection with the two-for-one stock split effected on January 5, 2026, outstanding stock options were adjusted to preserve their economic value. As a result of rounding adjustments applied on an award-by-award basis, the sum of option activity presented may not equal the mathematical application of the stock split ratio.

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2026, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2025	273,992	$2.74
Granted	169,000	4.66
Vested	(155,860)	-
Non-vested at March 31, 2026*	287,132	$3.66

*In connection with the two-for-one stock split effected on January 5, 2026, outstanding stock options were adjusted to preserve their economic value. As a result of rounding adjustments applied on an award-by-award basis, the sum of option activity presented may not equal the mathematical application of the stock split ratio.

A summary of option activities under the 2017 Employee Plan during the nine months ended March 31, 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	541,500	$2.68	3.43	$268
Granted	160,000	3.10	-	-
Exercised	(5,000)	2.49	-	-
Outstanding at March 31, 2025	696,500	$2.78	3.13	$243
Exercisable at March 31, 2025	421,500	$2.80	2.60	$160

A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2025, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2024	269,000	$2.56
Granted	160,000	3.10
Vested	(154,000)	-
Non-vested at March 31, 2025	275,000	$2.74

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

On January 9, 2026, an exceptional equity grant was approved and issued. The award is subject to a non-standard vesting arrangement, under which the total grant vests in eight equal quarterly installments. Each installment represents one-eighth (12.5%) of the total award, vesting over a two-year period, contingent upon continued directorship and in accordance with the governing equity plan.

During the nine-month period ended March 31, 2026, the Company granted 200,000 stock options under the 2017 Directors Plan. There were 160,167 stock options exercised and the Company recognized $173 in stock-based compensation expense during the nine months ended March 31, 2026.

During the nine-month period ended March 31, 2025, the Company granted 200,000 stock options under the 2017 Directors Plan. There were 120,000 stock options exercised and the Company recognized $204 in stock-based compensation expense during the nine months ended March 31, 2025.

As all the stock options granted under the 2017 Directors Plan vest immediately on the date of grant except an exceptional equity grant was approved and issued on January 9, 2026.  There were 175,000 and nil unvested stock options granted under the 2017 Directors Plan as of March 31, 2026, or March 31, 2025, respectively.

As of March 31, 2026, there were vested stock options granted under the 2017 Directors Plan covering a total of 807,154 shares of Common Stock. The weighted average exercise price was $3.08 and the weighted average remaining contractual term was 2.52 years.

As of March 31, 2025, there were vested stock options granted under the 2017 Directors Plan covering a total of 942,000 shares of Common Stock. The weighted average exercise price was $2.90 and the weighted average remaining contractual term was 3.01 years.

A summary of option activity under the 2017 Directors Plan during the nine months ended March 31, 2026, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2025	942,321	$2.90	2.76	$136
Granted	200,000	6.92	-	-
Exercised	(160,167)	2.64	-	-
Outstanding at March 31, 2026*	982,154	$3.76	2.92	$2,211
Exercisable at March 31, 2026*	807,154	$3.08	2.52	$2,211

*In connection with the two-for-one stock split effected on January 5, 2026, outstanding stock options were adjusted to preserve their economic value. As a result of rounding adjustments applied on an award-by-award basis, the sum of option activity presented may not equal the mathematical application of the stock split ratio.

On January 9, 2026, an exceptional equity grant was approved and issued. The award is subject to a non-standard vesting arrangement, under which the total grant vests in eight equal quarterly installments. Each installment represents one-eighth (12.5%) of the total award, vesting over a two-year period, contingent upon continued directorship and in accordance with the governing equity plan. A summary of the status of the Company’s non-vested employee stock options during the nine months ended March 31, 2026, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2025	-	$-
Granted	200,000	6.92
Vested	(25,000)	-
Non-vested at March 31, 2026	175,000	$6.92

A summary of option activity under the 2017 Directors Plan during the nine months ended March 31, 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024	862,000	$2.62	2.88	$531
Granted	200,000	3.11	-	-
Exercised	(120,000)	1.27	-	-
Outstanding at March 31, 2025	942,000	$2.90	3.01	$291
Exercisable at March 31, 2025	942,000	$2.90	3.01	$291

21.	LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 48 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $18 and $17 for the three months ended March 31, 2026, and March 31, 2025, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2026 to the fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancelable operating leases is contractually due as follows as of March 31, 2026:

Remainder of 2026	$41
2027	165
2028	160
2029	26
$392

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

Supplemental balance sheet information related to leases was as follows:

Components of Lease Balances	March 31,	June 30,
	2026	2025
	(Unaudited)
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$395	$400
Accumulated depreciation	(189)	(131)
Plant and Equipment, Net	$206	$269

Current portion of finance leases	$1	$43
Total Finance Lease Liabilities	$1	$43

Operating Leases (Corporate Offices, Manufacturing and Testing Facilities)
Operating lease right-of-use assets, Net	$2,870	$864

Current portion of operating leases	766	540
Non-current portion of operating leases, Net	2,104	324
Total Operating Lease Liabilities	$2,870	$864

As of April 2026, the Company's Malaysia subsidiary entered into an office lease agreement and test facility lease agreement, with commencement dates of April 1, 2026 and June 1, 2026, respectively. The new test facility is intended to support upcoming projects, with anticipated growth in operation volume related to the assembly and testing of integrated semiconductor devices. Separately, one of the Company's Singapore subsidiaries entered into a new equipment lease, with a commencement date of May 1, 2026.

The future minimum lease payments are $128 for the remainder of Fiscal 2026, $1,499 for Fiscal 2027, and $1,377 thereafter.

As the lease terms commence after March 31, 2026, the Company has not recognized a Right-of-Use ("ROU") asset or the corresponding lease liability in the balance sheet as of that date. The ROU asset and lease liabilities will be recognized in the financial statements upon commencement of the respective lease terms.

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Interest on finance lease	$-	$1	$1	$3
Amortization of right-of-use assets	21	19	61	57
Total finance lease cost	$21	$20	62	60

Operating Lease Costs	$228	$355	$649	$1,130

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Nine Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(1)	$(3)
Operating cash flows from operating leases	(649)	(1,077)
Finance cash flows from finance leases	(42)	(48)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	2,596	-

Weighted-Average Remaining Lease Term:
Finance leases	0.08	1.00
Operating leases	4.42	2.25
Weighted-Average Discount Rate:
Finance leases	2.28%	2.28%
Operating leases	4.73%	5.31%

As of March 31, 2026, future minimum lease payments under finance leases and non-cancelable operating leases were as follows:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
Remainder of Fiscal 2026	$239	$1
2027	808	-
2028	660	-
Thereafter	1,485	-
Total future minimum lease payments	$3,192	$1
Less: amount representing interest	(322)	-
Present value of net minimum lease payments	$2,870	$1

Presentation on balance sheet
Current	$766	$1
Non-Current	$2,104	$-

As of June 30, 2025, future minimum lease payments under finance leases and non-cancelable operating leases were as follows:

	Operating	Finance
	Lease	Lease
	Liabilities	Liabilities
Fiscal Year
2026	$560	$44
2027	146	-
2028	117	-
Thereafter	100	-
Total future minimum lease payments	$923	$44
Less: amount representing interest	(59)	(1)
Present value of net minimum lease payments	$864	$43

Presentation on balance sheet
Current	$540	$43
Non-Current	$324	$-

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS APPROXIMATE CARRYING VALUE

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2026 and year ended June 30, 2025.

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

23.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Nine Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue
- Customer A	41.1%	3.3%
- Customer B	10.8%	16.1%
- Customer C	9.3%	20.9%
Trade Account Receivables
- Customer A	37.2%	1.7%
- Customer B	11.1%	13.7%
- Customer C	9.3%	18.1%

24. STOCK REPURCHASE PROGRAM

On  May 8, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company  may repurchase up to $1 million of its issued and outstanding Common Stock over a period of two years. Any and all share repurchase transactions are subject to market condition and applicable legal requirements.

During the three and nine months ended Mar 31, 2026, the Company repurchased 2,593 shares of Common Stock for an aggregate purchase price of $12. As of March 31, 2026, $988 remained available under the repurchase authorization.

25. SUBSEQUENT EVENTS

Registered Direct Offering

On April 24, 2026, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 1,052,632 shares of its Common Stock in a registered direct offering at a purchase price of $9.50 per share. The offering closed on April 27, 2026. The Company received aggregate gross proceeds of approximately $10.0 million from the offering, before deducting placement agent commissions and other offering-related expenses. The Company intends to use the net proceeds for working capital and general corporate purposes. The offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-291219), including a base prospectus dated December 16, 2025 and a prospectus supplement dated April 24, 2026.

Lease Agreement

On April 28, 2026, the Company, through its subsidiary Trio-Tech Malaysia, entered into a lease agreement (the “Lease”) with Skygate Technology (M) SDN. BHD. (the “Landlord”), effective as of June 1, 2026, pursuant to which Trio-Tech Malaysia will lease approximately 104,000 square feet of space located at 2481, Tingkat Perusahaan 4, Kawasan Perusahaan Perai, 13600 Perai, Pulau Pinang (the “Premises”). The term of the Lease will commence on June 1, 2026 and will expire on May 30, 2028 (the “Expiration Date”). The Company has the option to extend the Lease for one additional one-year term, subject to the terms therein. The monthly base rent due under the Lease shall initially be approximately $115,000 per month. The Landlord has the right to terminate the Lease upon customary events of default. The Company is also required to pay a security deposit in the amount of approximately $539,000 which will be refunded without interest to the Company by the Landlord in accordance with the terms and conditions of the Lease, unless Trio-Tech Malaysia vacates the Premises prior to the Expiration Date. The Company shall also pay the Malaysian Sales and Service Tax imposed in connection with this Agreement to the appropriate authority.

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

Third Quarter Fiscal Year 2026 Highlights

●	Total revenue increased by $9,127, or 123.6%, to $16,511 in the third quarter of Fiscal 2026, compared to $7,384 for the same period in Fiscal 2025.
●	SBS segment revenue increased by $7,654, or 141.1% to $13,079 for the third quarter of Fiscal 2026, compared to $5,425 for the same period in Fiscal 2025.
●	IE segment revenue increased by $1,476, or 75.7%, to $3,426 for the third quarter of Fiscal 2026, compared to $1,950 for the same period in Fiscal 2025.
●	The overall gross profit margin decreased by 11.3% to 15.5% for the third quarter of Fiscal 2026, from 26.8% for the same period in Fiscal 2025.

●	General and administrative expense increased by $206, or 10.0%, to $2,273 for the third quarter of Fiscal 2026, from $2,067 for the same period in Fiscal 2025.
●	Selling expense increased by $47, or 21.8%, to $263 for the third quarter of Fiscal 2026, from $216 for the same period in Fiscal 2025.
●	Loss from operations was $81 for the third quarter of Fiscal 2026, reflecting a decline of $262 as compared to loss from operations of $343 for the same period in Fiscal 2025.
●	Other income was $188 for the third quarter of Fiscal 2026, an increase of $332 as compared to other expenses of $144 for the same period in Fiscal 2025.
●	Income tax expense was $146 in the third quarter of Fiscal 2026, an increase of $140 as compared to $6 for the same period in Fiscal 2025.
●

During the third quarter of Fiscal 2026, loss from continuing operations before non-controlling interest, net of tax was $39, as compared to loss from continuing operations before non-controlling interest of $481 for the same period in Fiscal 2025.

●	Net income attributable to non-controlling interest for the third quarter of Fiscal 2026 was $1, a decrease of $18 as compared to net income of $19 for the same period in Fiscal 2025.
●	Loss per share for the third quarter of Fiscal 2026 was $0.00, as compared to loss per share of $0.06 for the same period in Fiscal 2025.
●	Total assets increased by $3,647 to $44,715 as of March 31, 2026, compared to $41,068 as of June 30, 2025.
●	Total liabilities increased by $5,174 to $12,251 as of March 31, 2026, compared to $7,077 as of June 30, 2025.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three and nine months ended March 31, 2026 and 2025.

Revenue Components	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Semiconductor Back-end Solutions (SBS)	79.2%	73.5%	77.4%	70.2%
Industrial Electronics (IE)	20.7%	26.4%	22.6%	29.7%
Others	0.1%	0.1%	0.0%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Revenue for the three and nine months ended March 31, 2026 was $16,511 and $47,674, respectively, representing an increase of $9,127 and $21,872 when compared to revenue of $7,384 and $25,802 for the same period of Fiscal 2025. As a percentage, revenue increased by 123.6% and 84.8% for the three and nine months ended March 31, 2026, when compared to revenue for the same period of Fiscal 2025.

Revenue within our two current segments for the three and nine months ended March 31, 2026, is discussed below.

Semiconductor Back-end Solutions (SBS)

Revenue in the SBS segment as a percentage of total revenue was 79.2% and 77.4% for the three and nine months ended March 31, 2026, an increase of 5.7% and 7.2% of total revenue when compared to 73.5% and 70.2% in the same period of Fiscal 2025. Total SBS revenue increased by $7,654 to $13,079 from $5,425 and increased by $18,775 to $36,888 from $18,113 for the three and nine months ended March 31, 2026.

SBS segment recorded strong revenue growth for three-month period ended March 31, 2026, primarily driven by the commencement of final test services for AI chips in the final month of the first quarter of Fiscal 2026, as a result of a customer shifting testing activities to alternative geographies. Testing services demand in markets outside China are showing signs of recovery and this has further supported the segment’s revenue momentum, partially offset by a decline in revenue from China of approximately 48.4% for the three months ended March 31, 2026 compared to the same period in fiscal year 2025, and a decrease of approximately 84.1% for the nine months ended March 31, 2025.

Revenue from product sales within the SBS segment increased, reflecting increase in Burn-in board sales by approximately 42.6% for the nine months ended March 31, 2026 compared to the same period in fiscal year 2025.

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

Industrial Electronics (IE)

Revenue in the IE segment as a percentage of total revenue was 20.7% and 22.6% for the three and nine months ended March 31, 2026, representing a decrease of 5.7% and 7.1% when compared to 26.4% and 29.7% in the same period of Fiscal 2025. Total IE revenue increased by $1,476 from $1,950 to $3,426 and increased by $3,097 from $7,665 to $10,762 for the three and nine months ended March 31, 2026 as compared to the same period of Fiscal 2025.

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

As of March 31, 2026, ongoing geopolitical tensions in Middle East region have heightened volatility in global energy markets, resulting in increased inflationary pressures across the global supply chain. Based on our assessment, there has been minimal impact to our supply chain due to indirect exposure and geographic diversification of suppliers and customers.

Risks and uncertainties related to supply chain challenges, uncertainty regarding tariffs, and inflationary pressures may continue to negatively impact our gross margin and operating results. We continue to closely monitor these developments and their broader impacts, as well as evaluate appropriate actions to mitigate potential business impacts.

Comparison of the Three Months Ended March 31, 2026, and March 31, 2025

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2026 and 2025 respectively:

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	84.5%	73.2%
Gross Margin	15.5%	26.8%
Operating expense
General and administrative	13.8%	28.0%
Selling	1.6%	2.9%
Research and development	0.6%	1.2%
Gain on disposal of property, plant and equipment	0.0%	(0.7)%
Total operating expense	16.0%	31.4%
Income from Operations	(0.5)%	(4.6)%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 11.3% to 15.5% for the three months ended March 31, 2026, from 26.8% for the same period of Fiscal 2025. Gross profits increased by $578 to $2,554 for the three months ended March 31, 2026, from $1,976 for the same period in Fiscal 2025.

Gross profit margin as a percentage of revenue in the SBS segment decreased by 11.4% to 15.1% for the three months ended March 31, 2026, as compared to 26.5% for the same period in Fiscal 2025. In absolute dollar amounts, gross profit in the SBS segment for the three months ended March 31, 2026, was $1,973, an increase of $537, compared to $1,436 in the same period in Fiscal 2025.

During the three-month period ended March 31, 2026, the SBS segment experienced a notable decline in gross profit margins attributable to its China operations, primarily due to reduced revenue contributions compared to the same period in Fiscal 2025. While revenue from markets outside China trended upward, the associated margins remained relatively compressed. The incremental revenue relating to final testing services that commenced in the final month of the first quarter was attributable to new service streams that required no capital investment, resulting in lower margin profiles that reflect the reduced risk exposure. The reduction in SBS gross profit margin was further impacted by a decrease in the gross profit margin in China, which declined by approximately 64.6%. As the revenue mix increasingly shifts toward final testing services, gross profit margins are expected to trend below historical levels for the SBS segment.

Gross profit margin as a percentage of revenue in the IE segment decreased by 10.8% to 17.3% for the three months ended March 31, 2026, from 28.1% for the same period in Fiscal 2025. In absolute dollar amounts, gross profit in the IE segment for the three months ended March 31, 2026, was $593, indicating an increase of $45, compared to $548 in the same period in Fiscal 2025. Gross profit margin declined due to an unfavorable product mix during the quarter, with lower-margin products accounting for a significantly larger proportion of total sales compared to previous periods.

Operating Expense

Operating expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
General and administrative	$2,273	$2,067
Selling	263	216
Research and development	99	90
Gain on disposal of property, plant and equipment	-	(54)
Total	$2,635	$2,319

General and administrative expense increased by $206, or 10.0%, from $2,067 to $2,273 for the three months ended March 31, 2026, compared to the same period in Fiscal 2025. The increase in general and administrative expenses was primarily driven by higher corporate-related costs incurred for corporate activities, higher stock option expenses, higher personnel-related costs and increase of headcount to support growing operations scale of the SBS and IE segment. For the IE segment, the increase was largely attributable to expansion into new markets and related business development activities. In addition, the IE segment recognized approximately $158 in expected credit losses.

Selling expense increased by $47, or 21.8%, from $216 to $263 for the three months ended March 31, 2026, compared to the same period in Fiscal 2025. The increase in selling expense was primarily attributable to higher business travel expenses and increased commissionable sales across both the SBS and IE segments.

Loss from Operations

Loss from operations was $81 for the three months ended March 31, 2026, an improvement of $262, as compared to a loss of $343 from operations for the same period in Fiscal 2025. As discussed above, higher revenues in the SBS segments drove the improvement; however, the impact was tempered by compressed gross profit margins reflecting the lower-risk nature of these sales. Notwithstanding the margin compression, the increase in overall revenue contributed to improved income from operations during the period.

Interest Expense

Interest expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Interest expense	$11	$10

Interest expense was $11 for the three months ended March 31, 2026, an increase of $1, or 10.0%, compared to $10 for the same period of Fiscal 2025 due to utilization of credit facilities in Singapore operation. As of March 31, 2026, the Company had an unused line of credit of $6,124 as compared to $5,797 as at March 31, 2025.

Other Income / (Expense)

Other income / (expense) for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Interest income	$57	$74
Other rental income	31	29
Exchange loss	(63)	(251)
Dividend income	177	-
Other miscellaneous (expense) / income	(14)	4
Total	$188	$(144)

There was a increase of $332 in other income to $188 for the three months ended March 31, 2026 as compared to other expenses of $144 for the same period in Fiscal 2025. The increase of other income was primarily due to lower foreign exchange losses and dividend income received by Prestal Sdn. Bhd., one of the Company’s subsidiaries, from an investment in unquoted shares.

Our net income is exposed to foreign exchange fluctuations as our subsidiaries' functional currencies differ from the U.S. dollar. For the three months ended March 31, 2026, the strengthening of the Singapore dollar against the U.S. dollar resulted in an unrealized foreign exchange loss, primarily from the remeasurement of U.S. dollar denominated monetary assets and liabilities. The impact of such fluctuations was partially mitigated by the change in functional currency of Universal Far East, which reduced the overall exposure to U.S. dollar movements.

Government Grant

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)

Government grant	$11	$22

In the three months ended March 31, 2026, the Company received government grants of $11, wholly from the Singapore government for local resident recruitment. In comparison, during the same period in Fiscal 2025, the Company received government grants amounting to $22, $19 consisting of  an incentive from the Singapore government for local resident recruitment, and $3 related to capital expenditure subsidy received from the government in China.

Income Tax Expense

The Company's income tax expense was $146 and $6 for the three months ended March 31, 2026, and 2025, respectively. The increase was mainly driven by higher GILTI expenses and withholding taxes.

Non-controlling Interest

As of March 31, 2026, we held a 55% interest in SHI International Pte. Ltd. and 76% interest in Prestal Enterprise Sdn. Bhd. The share of non-controlling interest in the net income from the subsidiaries for the three months ended March 31, 2026 was $1 compared to the share of income from the non-controlling interest of $19 for the same period in Fiscal 2025.

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

During the second quarter of fiscal 2026, it was identified that PT SHI Indonesia, a dormant entity that was 95% owned by SHI International Pte Ltd has been dissolved and this dissolution did not have a material impact on the Company's consolidated financial statements.

Net Loss Attributable to Trio-Tech International Common Shareholders

Net loss attributable to Company’s common shareholders was $38 for the three months ended March 31, 2026, compared to a net loss of $495 for the same period in Fiscal 2025.

Loss per Share

Basic loss per share from continuing operations were $0.00 for three months ended March 31, 2026 as compared to basic loss per share of $0.06 for the same period in Fiscal 2025. Basic earnings per share from discontinued operations were $nil for three months ended March 31, 2026 and March 31, 2025 respectively.

Diluted loss per share from continuing operations were $0.00 for three months ended March 31, 2026 as compared to diluted loss per share of $0.06 for the same period in Fiscal 2025. Diluted earnings per share from discontinued operations were $nil for three months ended March 31, 2026 and March 31, 2025.

Segment Information

The revenue, gross margin, and income from operations for each segment during the third quarter of Fiscal 2026 and Fiscal 2025 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of income from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income / (loss) from operations for the SBS segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	$13,079	$5,425
Gross margin	15.1%	26.5%
Income / (Loss) from operations	$319	$(3)

Income from operations from the SBS segment was $319 compared to loss from operations of $3 in the same period in Fiscal 2025. The increase was primarily attributable to the higher gross profit generated from increased revenue, primarily driven by factors discussed above. Operating expense increased from $1,439 for the three months ended March 31, 2025 to $1,654 for the three months ended March 31, 2026 mainly attributable to an increase in personnel-related costs and selling expense.

Industrial Electronics (IE)

The revenue, gross margin, and income from operations for the IE segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	$3,426	$1,950
Gross margin	17.3%	28.1%
Income from operations	$10	$-

Income for operations from IE segment for the three months ended March 31, 2026 was $10, compared to a breakeven in the same period in Fiscal 2025. Operating expense was increased from $548 for the three months ended March 31, 2025 to $583 for the three months ended March 31, 2026. While revenue increased during the period, income from operations did not increase proportionately due to the higher proportion of lower-margin sales during the period. In addition, the prior-year period included a gain on fixed assets that did not recur in the current period.

Comparison of the Nine Months Ended March 31, 2026, and March 31, 2025

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2026 and 2025 respectively:

	Nine Months Ended
	March 31,	March 31,
	2026	2025

Revenue	100.0%	100.0%
Cost of sales	84.0%	74.7%
Gross Margin	16.0%	25.3%
Operating expense:
General and administrative	13.9%	23.2%
Selling	1.3%	2.1%
Research and development	0.6%	1.1%
Gain on disposal of property, plant and equipment	0.0%	(0.4)%
Total operating expense	15.8%	26.0%
Income / (Loss) from Operations	0.2%	(0.7)%

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 9.3% to 16.0% for the nine months ended March 31, 2026, from 25.3% for the same period of Fiscal 2025. Gross profits increased by $1,122 to $7,638 for the nine months ended March 31, 2026, from $6,516 for the same period in Fiscal 2025.

Gross profit margin as a percentage of revenue in the SBS segment decreased by 12.6% to 14.8% for the nine months ended March 31, 2026, as compared to 27.4% for the same period in Fiscal 2025. In absolute dollar amounts, gross profit in the SBS segment for the nine months ended March 31, 2026, was $5,460, an increase of $488, compared to $4,972 in the same period in Fiscal 2025.

During the nine-month period ended March 31, 2026, the SBS segment experienced a notable decline in gross profit margins attributable to its China operations, primarily due to reduced revenue contributions compared to the same period in Fiscal 2025. Gross profit from China declined by approximately 84.1% for the nine months ended March 31, 2026 compared to the same period in the prior year.

While revenue from markets outside China showed an upward trend, the associated margins remained relatively compressed. The incremental revenue relating to final testing services that commenced in the final month of the first quarter was derived from new service streams that required no capital investment and carried a lower risk profile, resulting in lower gross profit margins. As final testing services continue to represent a greater proportion of SBS segment revenue, gross profit margins are expected to remain below historical levels. Nevertheless, the additional revenue is anticipated to improve overall profitability in absolute dollar terms.

Gross profit margin as a percentage of revenue in the IE segment remained unchanged of 20.5% for the nine months ended March 31, 2026 and 2025. In absolute dollar amounts, gross profit in the IE segment for the nine months ended March 31, 2026, was $2,206, indicating an increase of $634, compared to $1,572 in the same period in Fiscal 2025 mainly attributed by improved sales performance of aerospace-related products and higher component sales.

Operating Expense

Operating expense for the nine months ended March 31, 2026 and 2025 was as follows:

	Nine Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
General and administrative	$6,644	$5,996
Selling	633	542
Research and development	299	292
Gain on disposal of property, plant and equipment	-	(101)
Total	$7,576	$6,729

General and administrative expense increased by $648, or 10.8%, from $5,996 to $6,644 for the nine months ended March 31, 2026, compared to the same period in Fiscal 2025. General and administrative expense increased primarily due to increased corporate costs related to corporate activities, stock option expense and higher personnel-related costs within the SBS and IE segments associated with headcount growth. In addition, general and administrative expense was also further impacted by the expected credit loss provisions recognized during the period related to the IE segment.

Selling expense increased by $91, or 16.8%, from $542 to $633 for the nine months ended March 31, 2026, compared to the same period in Fiscal 2025. The increase in selling expense was primarily attributable to an increase in commissionable sales in both the SBS and IE segments.

Income / (Loss) from Operations

Income from operations was $62 for the nine months ended March 31, 2026, an increase of $275, as compared to loss from operations of $213 for the same period in Fiscal 2025. As discussed above, revenues in the SBS and IE segments increased during the period. Operating income increased primarily due to improved performance in the SBS segment, partially offset by compressed gross profit margins associated with the lower-risk nature of sales, higher operating expenses in the SBS operations, and also decreased demand in China. The IE segment also contributed to the increase, driven by improved sales performance of aerospace-related products and higher component sales.

Interest Expense

Interest expense for the nine months ended March 31, 2026 and 2025 was as follows:

	Nine Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Interest expense	$41	$36

Interest expense was $41 for the nine months ended March 31, 2026, an increase of $5, or 13.9%, compared to $36 for the same period of Fiscal 2025. As of March 31, 2026, The Company had an unused line of credit of $6,124 as compared to $5,797 as at March 31, 2025.

Other Income

Other Income for the nine months ended March 31, 2026 and 2025 was as follows:

	Nine Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Interest income	$194	$257
Other rental income	91	109
Exchange loss	(53)	(207)
Dividend income	371	-
Other miscellaneous income	7	18
Total	$610	$177

There was an increase of $433 in other income to $610 for the nine months ended March 31, 2026 as compared to other income of $177 for the same period in Fiscal 2025. The increase was mainly due to dividend income received by Prestal Sdn. Bhd., one of the Company’s subsidiaries, from an investment of unquoted shares amounting to $371 and also lower foreign exchange impact. The upsurge was partially offset by lower interest income, reflecting reduced fixed deposit placements for operating requirements and lower interest rates.

Government Grant

	Nine Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)

Government grant	$15	$93

In the nine months ended March 31, 2026, the Company received government grants amounting to $15, $13 consisting of an incentive from the Singapore government for local resident recruitment, and $2 related to a capital expenditure subsidy received from the government in China.

During the same period in Fiscal 2025, the Company received government grants amounting to $93, $81 consisting of an incentive from the Singapore government for local resident recruitment, and $12 related to a capital expenditure subsidy received from the government in China.

Income Tax Expense

The Company's income tax expense was $287 and $196 for the nine months ended March 31, 2026, and 2025, respectively. Income tax expense increased primarily due to higher GILTI expenses and withholding taxes.

Non-controlling Interest

As of March 31, 2026, we held a 55% interest in SHI International Pte. Ltd. and 76% interest in Prestal Enterprise Sdn. Bhd. The share of non-controlling interest in the net income from the subsidiaries for the nine months ended March 31, 2026 was $254 compared to the share of income from the non-controlling interest of $54 for the same period in Fiscal 2025. The increase in net income shared by non-controlling interest in the subsidiaries was attributable to the increase in net income generated by the Company.

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

During the second quarter of fiscal 2026, it was identified that PT SHI Indonesia, a dormant entity that was 95% owned by SHI International Pte Ltd has been dissolved and this dissolution did not have a material impact on the Company's consolidated financial statements.

Net Income / (Loss) Attributable to Trio-Tech International Common Shareholders

Net income attributable to Company’s common shareholders was $165 for the nine months ended March 31, 2026, compared to a net loss of $224 for the same period in Fiscal 2025.

Earnings / (Loss) per Share

Basic earnings per share from continuing operations were $0.02 for nine months ended March 31, 2026 as compared to basic loss per share of $0.03 for the same period in Fiscal 2025. Basic earnings per share from discontinued operations were $nil for nine months ended March 31, 2026 and March 31, 2025.

Diluted earnings per share from continuing operations were $0.02 for nine months ended March 31, 2026 as compared to diluted loss per share of $0.03 for the same period in Fiscal 2025. Diluted earnings per share from discontinued operations were $nil for nine months ended March 31, 2026 and March 31, 2025.

Segment Information

The revenue, gross margin, and income from operations for each segment for the six months ended March 31, 2026 and March 31, 2025 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of income from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the nine months ended March 31, 2026 and 2025 were as follows:

	Nine Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	$36,888	$18,113
Gross margin	14.8%	27.4%
Income from operations	$407	$271

Income from operations from the SBS segment was $407 compared to income from operations of $271 in the same period in Fiscal 2025. The increase was primarily attributable to the higher gross profit generated from increased revenue, primarily driven by incremental revenue from final testing services that commenced in the final month of the first quarter. These revenues were generated from new service streams that required no capital investment and carried a lower risk profile, which resulted in lower gross profit margins. In addition, results in China were adversely impacted by the prevailing macroeconomic environment and were more favorable during the nine months ended March 31, 2025 compared to the current nine-month period. As a result, gross profit margins were lower during the current period; however, absolute gross profit and income from operations improved due to the overall increase in revenue.

Operating expense increased from $4,701 for the nine months ended March 31, 2025 to $5,053 for the nine months ended March 31, 2026. This increase of $352 in operating expense was primarily driven by increase in personnel-related costs in Malaysia and Singapore operations to support the business growth.

Industrial Electronics (IE)

The revenue, gross margin, and income / (loss) from operations for the IE segment for the nine months ended March 31, 2026 and 2025 were as follows:

	Nine Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	$10,762	$7,665
Gross margin	20.5%	20.5%
Income / (Loss) from operations	$226	$(30)

Income for operations from IE segment for the nine months ended March 31, 2026 was $226, an increase of $256 from loss from operations of $30 in the same period in Fiscal 2025. The increase was mainly attributable to an increase in revenue and gross profit in absolute dollar amounts. Operating expense increased from $1,602 for the nine months ended March 31, 2025 to $1,980 for the nine months ended March 31, 2026. The increase was primarily due to higher personnel-related costs associated with headcount growth, higher selling expenses derived from commissionable sales, as well as expected credit loss provisions recognized during the period. The improvement in gross profit more than offset higher operating expense, resulting in increased operating income compared to nine months ended March 31, 2025.

Financial Condition

During the nine months ended March 31, 2026 total assets increased by $3,647 to $44,715 compared to $41,068 as of June 30, 2025. The increase was primarily due to an increase in cash and cash equivalents. trade accounts receivable, inventories and prepaid expense, which was partially offset by a decrease in short-term deposits.

Cash and cash equivalents and short-term deposits were $15,528 at March 31, 2026, reflecting a decrease of $1,179 from $16,707 at June 30, 2025. The decrease was primarily due to payments made to acquire a minority interest in the Company's Malaysia operations, which more than offset the cash generated from operating activities during the period.

The trade accounts receivable balance as of March 31, 2026 increased by $2,582 to $13,386, from $10,804 at June 30, 2025, primarily reflecting higher overall revenue across both segments between June 30, 2025 and March 31, 2026. The overall increase in trade receivables was primarily attributable to higher sales from the Company’s Malaysia and Singapore operations during the current quarter. The number of days’ sales outstanding in trade receivables for group decreased in current quarter to 69 days from 106 days at June 30, 2025.

Other receivables at March 31, 2026, were $511, a decrease of $97, compared to $608 at June 30, 2025. The decrease was primarily attributable to lower advance payments made to suppliers for goods and services in the Company’s Singapore operations.

Inventories at March 31, 2026, were $2,472, an increase of $210, compared to $2,262 at June 30, 2025. The increase in inventories was primarily attributable to higher backlog levels in the Company’s Singapore and Malaysia operations to support ongoing order fulfillment.

Prepaid expense increased to $555 as of March 31, 2026 from $384 as of June 30, 2025, and primarily related to insurance, rental and software license fees.

Investment properties’ net in China was $305 at March 31, 2026 and $345 at June 30, 2025. The decrease was primarily driven by the depreciation charged and foreign currency exchange movement between June 30, 2025 and March 31, 2026.

Property, plant and equipment decreased by $27 from $6,021 at June 30, 2025, to $5,994 at March 31, 2026, mainly due to depreciation charged for the period and foreign currency movements between June 30, 2025 to March 31, 2026 in spite of acquisition of machinery and equipment in the current quarter attributable to the Company's operation in Malaysia.

Other assets increased by $13 to $244 at March 31, 2026 compared to $231 at June 30, 2025. This was primarily due to rental deposit and foreign currency exchange movement between June 30, 2025 and March 31, 2026.

Accounts payable increased by $3,802 to $5,698 at March 31, 2026, compared to $1,896 at June 30, 2025. The increase in trade payables during the quarter was aligned with increased revenue in the Company’s Malaysia and Singapore operations and was driven by higher supplier purchases to support growing operations.

Contract liabilities decreased by $158 to $92 at March 31, 2026 as compared to $250 at June 30, 2025. The decrease in contract liabilities was primarily attributable to lower customer deposits from our operations in Singapore.

Bank loans payable decreased by $169 to $515 as of March 31, 2026, as compared to $684 as of June 30, 2025. The decrease was primarily attributable to scheduled debt repayments, no new borrowing activity during the period and the impact of foreign currency exchange movements between June 30, 2025 and March 31, 2026.

Finance leases decreased by $42 to $1 at March 31, 2026, as compared to $43 at June 30, 2025. This was due to the lease repayments, with no new lease additions during the period between June 30, 2025 and March 31, 2026.

Operating lease right-of-use assets and the corresponding lease liability increased by $2,006 to $2,870 at March 31, 2026, as compared to $864 at June 30, 2025. The increase was primarily attributable to the commencement of new lease and also a lease renewal during the current financial year in the Company’s Singapore operations.

Liquidity Comparison

Net cash provided by operating activities increased by $1,283 to an inflow of $2,318 for the nine months ended March 31, 2026, from an inflow of $1,035 for the same period in Fiscal 2025. The increase was primarily attributable to favorable changes in working capital of approximately $1,218 and also improved operating performance, as the Company generated net income during the current period compared to a net loss in the prior-year period. The favorable working capital changes were primarily driven by an increase in accounts payable, accrued liabilities and contract liabilities of approximately $5,814, partially offset by an increase in trade receivables of approximately $4,430, resulting from higher revenue levels and the timing of customer collections.

Net cash provided by investing activities was $1,965 for the nine months ended March 31, 2026 an increase of $2,064 compared to net cash used in investing activities of $99 for the same period in Fiscal 2025. This was primarily due to a higher net withdrawal from unrestricted term deposits upon maturity for the nine months ended March 31, 2026, and were held in cash to fund the upcoming operational expansion and capital requirements.

Net cash used in financing activities for the nine months ended March 31, 2026, was $3,035, representing an increase of $2,939, compared to cash outflows of $96 during the nine months ended March 31, 2025. The outflow of cash in financing activities was mainly attributable to the acquisition of non-controlling interest in a foreign subsidiary. This was partially offset by proceeds from exercising stock options of $888 and proceeds from lines of credit of $ 856 in the nine months period ended March 31, 2026. The outstanding balance under lines of credit totaling of $1,003 was fully repaid, as of March 31, 2026.

The Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), pursuant to which we may raise capital of up to $50 million in any combination of securities including Common Stock, warrants and units, for certain capital expenditures, to finance possible acquisitions, to increase ownership or purchase the remaining equity in subsidiaries partially owned by the Company, and/or for general corporate purposes, including working capital.

Subsequent to March 31, 2026, on April 24, 2026, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 1,052,632 shares of its Common Stock in a registered direct offering at a purchase price of $9.50 per share, utilizing the shelf registration statement filed with the SEC (the “Offering”). The Offering closed on April 27, 2026, resulting in aggregate gross proceeds of approximately $10.0 million, before deducting placement agent commissions and other Offering-related expenses. The Company intends to use the net proceeds for working capital and general corporate purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as March 31, 2026, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TRIO-TECH INTERNATIONAL

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.       RISK FACTORS

Not applicable.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Cybersecurity Incident

On March 11, 2026, the Company identified a cybersecurity incident affecting one of its subsidiaries in Singapore (the “Subsidiary”). The incident involved a ransomware attack that resulted in the encryption of certain files within the Subsidiary’s network. On March 18, 2026, the incident had escalated and resulted in the unauthorized disclosure of certain Company data.

Upon discovery of the cybersecurity incident, the Subsidiary promptly activated its incident response protocols and implemented containment measures, including proactively taking its network offline, engaged third-party cybersecurity experts to assist with the investigation and remediation efforts, as well as notified relevant law enforcement authorities in Singapore. The Company has since restored affected systems and enhanced monitoring across its network environment. To date, we believe that the containment actions have been effective, and since the initiation of these efforts, we have not observed any evidence of new unauthorized activity. The investigation by the relevant law enforcement authorities remains ongoing and the Company may be subject to potential fines or penalties. The Subsidiary continues monitoring the status of investigation and the Company does not currently expect any material financial impact from the cybersecurity incident.

The Company has maintained cybersecurity insurance coverage that could mitigate possible costs and losses associated with the incident, including those related to impacted data, litigation, regulatory actions, and related matters.

As of the date of this report, the incident has not resulted in any material disruption to the Company's operation, nor has it had a material impact on the Company’s financial condition or results of operations for the three months ended March 31, 2026.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: May 14, 2026