Form 10-K
period 2026-06-30
TRIO-TECH INTERNATIONAL
filed 2026-09-24
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from        to

Commission File Number 1-14523

TRIO-TECH INTERNATIONAL

(Exact name of Registrant as specified in its Charter)

California	95-2086631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Block 1008 Toa Payoh North
Unit 03-09 Singapore	318996
(Address of Principal Executive Office)	(Zip Code)

Registrant's Telephone Number: (65) 6265 3300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol	on which registered
Common Stock, no par value	TRT	Nasdaq Global Market

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

The aggregate market value of voting stock held by non-affiliates of Registrant, based upon the closing price of $6.62 for shares of the registrant’s common stock on December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE American LLC, was approximately $32,329,000. In calculating such aggregate market value, shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock, no par value, outstanding as of September 1, 2026 was 10,384,698.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

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

During the fiscal year ended June 30, 2026 (“Fiscal 2026”), the Company operated its business in two segments: Semiconductor Back-end Solutions and Industrial Electronics. Geographically, the Company operates in the United States (“U.S.”), Singapore, Malaysia, Thailand and China. While the semiconductor industry is and will remain a major market for the Company, an important component of our strategy is to reduce our historic concentration on this industry. We organize our operating business based on the markets that we serve. Beginning in Fiscal 2025, we report our financial performance based on our new segments, Semiconductor Backend Solutions and Industrial Electronics. For information relating to revenue, profit and loss and total assets for each of the segments, see Note 19 - Business Segments contained in the consolidated financial statements included in this Annual Report.

Company History – Certain Highlights for the Five Fiscal Years Ended June 30, 2026

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

Trio-Tech International Pte. Ltd. (Singapore) recertified to ISO 14001:2015 standards. (Sep 2024)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 9001:2015 standards. (Sep 2024)

Trio-Tech (Malaysia) Sdn. Bhd. recertified to ISO 14001:2015 standards. (Sep 2024)

Trio-Tech (Bangkok) Co. Ltd. recertified to ISO 9001:2015 standards. (Sep 2024)

2026

Trio-Tech (SIP) Co., Ltd certified to ISO 9001:2015 standard (Jul 2025)

Trio-Tech International Pte Ltd (Singapore) recertified to ISO 17025:2017 standard (Feb 2026)

Trio-Tech International Pte Ltd (Singapore) certified to ISO 13485:2016 standard (Mar 2026)

Overall Business Strategies

Our core business is in the semiconductor industry, encompassing the manufacturing of equipment, provision of testing services and distribution of test and other semiconductor equipment and electronic components. The “Semiconductor Back-end Solutions” (“SBS”) segment comprises of our core semiconductor back-end manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries comprises our “Industrial Electronics” (“IE”) segment. Revenue from the SBS and IE segments accounted for 99.9% of our total revenue for the years ended June 30, 2026 and 2025, respectively. The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and decline in general economic conditions. To reduce our risks associated with sole industry focus and customer concentration, we continue to put effort into expanding our line of businesses. Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects.

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

Business Segments

We report our financial performance based on our two segments, Semiconductor Back-end Solutions (“SBS”) and Industrial Electronics (“IE”).

Semiconductor Back-end Solutions (SBS)

The SBS segment of the Company designs and manufactures an extensive range of burn-in and reliability test equipment used in the “back-end” manufacturing processes of semiconductors. Our equipment includes burn-in systems, burn-in boards and related equipment that is used in the testing of structural integrity of integrated circuits. We also act as an extended development team of Integrated Device Manufacturers (“IDMs”) and Fabless semiconductor companies in the testing process with our expert technical skills, especially in the New Product Introduction (“NPI”) process. We provide comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories in Asia. Our customers include both manufacturers and end users of semiconductor and electronic components who look at us when they decide to outsource their testing process. We also support the asset-light strategy of our customers by setting up test facilities and providing component level, package level and system level testing services with expert technology that improves the productivity of our customers. The independent tests are performed to industry and customer specific standards.

Industrial Electronics (IE)

The IE segment of the Company includes the design, manufacture and distribution of an extensive range of test, processes and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial market. Our equipment includes environmental chambers, leak detectors, autoclaves, centrifuges, dynamic testers, Highly Accelerated Stress Test (“HAST”) testers, temperature-controlled chucks, and more. This segment also provides preventive maintenance, calibration services, repair services and upgrading and refurbishment services for temperature, humidity and pressurization equipment. In addition to marketing our proprietary products, we distribute mechanical, electrical and electronic products made by manufacturers around the world. The products include environmental chambers, mechanical shock and vibration testers, specialized equipment for aerospace applications and more. We offer an extensive range of components, including connectors, cables, camera modules, LCD displays, and touch screen panels. Leveraging our engineering and integration expertise, we customize and optimize these solutions to meet the unique requirements of each customer, delivering enhanced performance, reliability, and value. We also support our customers with their extended research and development arm in product design, leveraging the expert skills of our component engineers and design engineers.

Others

Company has real estate investments made in ChongQing, China. When identifying reportable segments, management evaluates the contribution of each segment to our overall business strategy and whether the segment reported provides meaningful information to users about the Company’s performance and prospects. Revenue from the real-estate investment has been below 1% of total revenue in the past five fiscal years due to the negative real-estate environment in China. Effective in Fiscal 2025, management therefore concluded that the real-estate segment is not integral to the Company’s operations and does not intend to allocate any additional resources to this segment. As a result, this segment ceased to be a reportable segment and has been presented under the Others segment.

Product Research and Development

We focus our research and development activities on improving and enhancing both product design and process technology. We conduct product and system research and development activities for our products in the U.S. and Singapore. Research and development expense was $397 and $384 for the years ended June 30, 2026 and 2025, respectively.

Marketing, Distribution and Services

We market our products and services worldwide, directly and through independent sales representatives and our own marketing team. We have approximately five independent sales representatives operating in the U.S. and another twenty-two in foreign countries. All sales representatives represented the SBS and IE segments for products and services produced and provided by our facilities in different locations.

Customer Concentration

During the years ended June 30, 2026 and 2025, combined sales of equipment and services to our three largest customers accounted for approximately 57.6% and 41.0%, respectively, of our total net revenue. Of those sales, one major U.S.-based customer, served through our SBS segment, accounted for $24,222 (38.7%) and $1,285 (3.5%) for the years ended June 30, 2026 and 2025, respectively. The increase was primarily attributable to new service business associated with the customer's geographic sourcing realignment, which expanded demand for the Company's services. In addition, one customer of our IE segment accounted for approximately $6,494 (10.4%) and $6,139 (16.8%) of the Company's consolidated revenue for the year ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 and 2025, trade account receivables from our three largest customers accounted for approximately 38.6% and 48.9%, respectively, of our total trade account receivables. Within these balance, $3,012 (22.2%) and $485 (4.5%) of our total trade account receivables were from one major customer for the years ended June 30, 2026 and 2025, respectively. We regularly assess the creditworthiness of our customers and evaluate the adequacy of the allowance for expected credit losses.

Backlog

The following table sets forth the Company’s backlog as of June 30, 2026 and 2025:

	For the Year Ended June 30,
	2026	2025

Semiconductor Back-end Solutions backlog	$19,773	$6,695
Industrial Electronics backlog	4,399	4,335
	24,172	11,030

Based on our past experience, we do not anticipate any significant cancellations or renegotiation of sales. The purchase orders for the SBS and IE businesses generally require delivery within 12 months from the date of the purchase order and certain costs are incurred before delivery. In the event of the cancellation of a confirmed purchase order, we require our customers to reimburse us for all costs incurred. We do not anticipate any difficulties in meeting delivery schedules.

For testing services in the SBS segment, purchase orders are generally received during the course of delivery. Accordingly, testing services backlog of approximately $9,054 represents a soft backlog based on management's estimate of customer demand for the next three months, using customer forecasts and other demand indications rather than firm purchase orders. As such, the backlog is not a binding commitment and may not be indicative of future revenue ultimately recognized.

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

Semiconductor Back-end Solutions (SBS)

Our SBS testing services operate in a competitive landscape, with numerous laboratories in our regions offering similar capabilities. The intense competition has accelerated industry consolidation, particularly in Asia, thinning the field of competitors. While the presence of semiconductor manufacturers' competitors poses risks to our revenue, we believe that our established reputation, decades of expertise, and deep customer relationships will continue to secure our market position.

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

Industrial Electronics (IE)

Our IE segment includes the design, manufacture and distribution of an extensive range of test, process and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial market. We offer an extensive range of components, including connectors, cables, camera modules, LCD displays, and touch screen panels. Leveraging our engineering and integration expertise, we customize and optimize these solutions to meet the unique requirements of each customer, delivering enhanced performance, reliability, and value. We also support our customers as their extended research and development arm in product design, leveraging the expert skills of our component engineers and design engineers.

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

Patents

During the years ended June 30, 2026 and 2025, we did not register any patents within the U.S.

It is typical in the semiconductor industry to receive notices from time to time, alleging infringement of patents or other intellectual property rights of others. We do not believe that we infringe on the intellectual property rights of any others. However, should any claims be brought against us, the cost of litigating such claims and any damage could materially and adversely affect our business, financial condition, and results of operations.

Employees

As of June 30, 2026, we had approximately 943 full-time employees and 3 part-time employees. Geographically, approximately 5 full-time employees were located in the U.S. and approximately 938 full-time employees in Asia. None of our employees are represented by a labor union.

There were approximately 894 employees in the SBS segment, 30 employees in the IE segment and 19 employees in general administration, logistics, real estate and others as of June 30, 2026.

As of June 30, 2025, we had approximately 614 full-time employees and 4 part-time employees. Geographically, approximately 5 full-time employees were located in the U.S. and approximately 609 full-time employees in Asia. None of our employees are represented by a labor union.

There were approximately 559 employees in the SBS segment, 31 employees in the IE segment, and 24 employees in general administration, logistics, real estate and others as of June 30, 2025.

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

Risks from Cybersecurity Threats

In Fiscal 2026, on  March 11, 2026, we identified a cybersecurity incident affecting one of our subsidiaries in Singapore (the “Subsidiary”). The incident involved a ransomware attack that resulted in the encryption of certain files within the Subsidiary’s network. On  March 18, 2026, the incident had escalated and resulted in the unauthorized disclosure of certain Company data.

Upon discovery of the cybersecurity incident, the Subsidiary promptly activated its incident response protocols and implemented containment measures, including proactively taking its network offline, engaged third-party cybersecurity experts to assist with the investigation and remediation efforts, as well as notified relevant law enforcement authorities in Singapore. The Company has since rebuilt affected systems, enhanced monitoring and security controls across its network environment. To date, we believe that the containment actions have been effective, and since the initiation of these efforts, we have not observed any evidence of new unauthorized activity. Relevant law enforcement authorities have completed their review of the incident and concluded no further action will be taken against the company.

The Company has maintained cybersecurity insurance coverage that could mitigate possible costs and losses associated with the incident, including those related to impacted data, litigation, regulatory actions, and related matters.

As of the date of this report, the incident has not resulted in any material disruption to the Company's operations, nor has it had a material impact on the Company’s financial condition or results of operations for the year ended  June 30, 2026.

In Fiscal 2026, we have not encountered any other cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with less impact potential.

ITEM 2 – PROPERTIES

As of the date of filing of this Form 10-K, we believe that our existing facilities are adequate and suitable to cover any sudden increase in our needs in the foreseeable future.

The following table presents the relevant information regarding the location and general character of our principal manufacturing and testing facilities:

		Approx. Sq. Ft.	Owned (O) or Leased (L)
Location	Segment	Occupied	& Expiration Date
16139 Wyandotte Street, Van Nuys,	Corp/ IE	5,200	(L) Mar 2031
CA 91406,
United States of America
1004, Toa Payoh North, Singapore
Unit No. HEX 07-01/07	SBS	6,864	(L) Sep 2030
Unit No. HEX 07-01/07, (ancillary site)	SBS	2,532	(L) Sep 2030
Unit No. HEX 03-01/02/03	SBS	2,959	(L) Sep 2030
Unit No. HEX 01-03/04/05/06/07	SBS	3,568	(L) Oct 2030
Unit No. HEX 01-08/15	SBS	6,864	(L) Jan 2031
Unit No. HEX 01-08/15, (ancillary site)	SBS	449	(L) Jan 2031
Unit No. HEX 07-10/11	SBS /IE	1,953	(L) Dec 2029
1008, Toa Payoh North, Singapore
Unit No. HEX 03-09/17	Corp/ IE	6,099	(L) Jan 2031
Unit No. HEX 03-09/17, (ancillary site)	Corp/ IE	70	(L) Jan 2031
Unit No. HEX 01-09/10/11	IE	2,202	(L) Nov 2026
Unit No. HEX 01-15/16	IE	1,400	(L) Sep 2026
Unit No. HEX 01-08	SBS	603	(L) Sep 2026
Unit No. HEX 01-12/14	IE	1,664	(L) Jul 2028
Lot No. 11A, Jalan SS8/2,	SBS	78,706	(O)
Sungai Way Free Industrial Zone,
47300 Petaling Jaya,
Selangor Darul Ehsan, Malaysia
120B-17-17, Persiaran Bayan Indah,	SBS	600	(L) Aug 2026
Quay West Residence, 11900 Pulau Penang
27-A, Lintang Sungai Tiram 5,	SBS	1,300	(L) March 2028
11900 Bayan Lepas Pulau Pinang
27-B, Lintang Sungai Tiram 5,	SBS	1,500	(L) Dec 2026
11900 Bayan Lepas Pulau Pinang
2481, Tingkat Perusahaan 4, Kawasan Perusahaan Perai,	SBS	104,436	(L) May 2028
13600 Perai, Pulau Pinang
327, Chalongkrung Road,	SBS	34,433	(O)
Lamplathew, Lat Krabang,
Bangkok 10520, Thailand
Room 206-1 & 2, Zone B, Building 3, 99 West	SBS	13,240	(L) May 2029
Suhong Road, Suzhou industrial Park, China
215021
27-05, Huang Jin Fu Pan,	Others	463	(L) Aug 2026
No. 26 Huang Jin Qiao Street
Hechuan District Chongqing
China 401520
B7-2, Xiqing Economic Development Area	SBS	45,940	(L) Apr 2027
International Industrial Park
Tianjin City, China 300385

ITEM 3 – LEGAL PROCEEDINGS

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on our consolidated financial statements.

There are no material proceedings to which any director, officer or affiliate of the Company, any beneficial owner of more than five percent of the Company’s common stock, or any associate of such person, is a party that is averse to the Company or its properties.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 24, 2026, the Company entered into a securities purchase agreement for a registered direct offering of 1,052,632 shares of Common Stock at a purchase price of $9.50 per share. The offering closed on April 27, 2026, resulting in aggregate gross proceeds to the Company of approximately $10 million, before deducting placement agent commissions and other offering expenses.

On May 8, 2025, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $1 million of its issued and outstanding Common Stock over a period of two years.

As of June 30, 2026, the Company repurchased 2,593 shares of Common Stock for an aggregate purchase price of $12. $988 remained available under the repurchase authorization.

As of September 1, 2026, there were 10,384,698 shares of our Common Stock issued and outstanding, and the Company had approximately 49 record holders of Common Stock. The number of record holders does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Effective September 16, 2026, our Common Stock began trading on the Nasdaq Global Market under the symbol “TRT”. Prior to that date, our Common Stock was traded on NYSE American LLC under the same symbol.

Dividend Policy

We did not declare any cash dividends during the years ended June 30, 2026 or June 30, 2025.

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

Overview

Our core business is and historically has been in the semiconductor industry, including manufacturing test equipment, testing services, and distribution of test and other semiconductor equipment and electronic components. TTI develops and manufactures an extensive range of test equipment used in the “front-end” and the “back-end” manufacturing processes of semiconductors. Our equipment includes leak detectors, autoclaves, centrifuges, burn-in systems and boards, HAST testers, temperature-controlled chucks, and more. TTI provides comprehensive electrical, environmental, and burn-in testing services to semiconductor manufacturers in our testing laboratories.

In addition to marketing our proprietary products, we distribute complementary products made by manufacturers around the world. Leveraging our engineering and integration expertise, we customize and optimize these solutions to meet the unique requirements of each customer, delivering enhanced performance, reliability, and value. We also support our customers as their extended research and development arm in product design, leveraging the expert skills of our component engineers and design engineers.

During the years ended June 30, 2026 (“Fiscal 2026”) and June 30, 2025 (“Fiscal 2025”), Trio-Tech International revenue from Semiconductor Back-end Solutions and Industrial Electronics represented 78.3% and 21.6% of our revenue, respectively, as compared to 67.7% and 32.2% respectively, during Fiscal 2025. Revenue from our Semiconductor Back-end Solutions and Industrial Electronics segments accounted for more than 99.9% of our total revenue for the years ended June 30, 2026 and 2025, respectively.

Fiscal 2026 Highlights

●	Total revenue increased by $26,132, or 72%, to $62,605 in Fiscal 2026, as compared to $36,473 in Fiscal 2025.
●	SBS segment revenue increased by $24,336, or 99%, to $49,018 in Fiscal 2026, as compared to $24,682 in Fiscal 2025.
●	IE segment revenue increased by $1,798 or 15% to $13,554 in Fiscal 2026, as compared to $11,756 in Fiscal 2025.
●	Other segment revenue decreased by $2 or 6% to $33 in Fiscal 2026, as compared to $35 in Fiscal 2025.
●	Overall gross profit margin decreased by 8.5% to 16.6% in Fiscal 2026, as compared to 25.1% in Fiscal 2025.
●	Overall gross profit increased by $1,273 or 14% to $10,417 in Fiscal 2026, as compared to $9,144 in Fiscal 2025.
●	General and administrative expense increased by $1,487 or 19% to $9,377 in Fiscal 2026 as compared to $7,890 in Fiscal 2025.
●	Selling expense increased by $129, or 18%, to $847 in Fiscal 2026, as compared to $718 in Fiscal 2025.
●	Loss from operations was $204 in Fiscal 2026, reflecting a decline of $458, as compared to income from operations of $254 in Fiscal 2025.
●	Net other income was $593 in Fiscal 2026, a shift of $674 as compared to net other expense of $81 in Fiscal 2025.
●	Income from continuing operations before income taxes was $389 in Fiscal 2026, reflecting an increase of $216 as compared to $173 in Fiscal 2025.
●	Net loss attributable to TTI common shareholders for Fiscal 2026 was $34, as compared to net loss of $41 in Fiscal 2025.
●	Net income attributable to non-controlling interest for Fiscal 2026 was $253, as compared to net income of $41 in Fiscal 2025.
●	Working capital increased by $6,858, or 27.1%, to $32,155 as of June 30, 2026, as compared to $25,297 as of June 30, 2025.

The highlights above are intended to identify certain of the Company’s significant events and transactions during Fiscal 2026. These highlights are not intended to be a full discussion of our results for the year and should be read in conjunction with the discussion of these items in Item 7 and with our consolidated financial statements and footnotes accompanying this Annual Report.

General Financial Information

Total assets as of June 30, 2026 were $60,687, an increase of $19,619, or 47.8%, compared to $41,068 as of June 30, 2025. The increase was primarily due to an increase in cash and cash equivalents, trade accounts and other receivables, inventories, prepaid expense, property, plant and equipment (“PPE”) and operating lease right-of-use assets.

Cash and cash equivalents totaled $21,428 as of June 30, 2026, an increase of $10,538, or 96.8%, compared to $10,890 as of June 30, 2025. The increase was primarily attributable to proceeds from the issuance of shares and higher operating cash flows driven by improved revenue. The increase was partially offset by capital expenditures for PPE and cash used to acquire a non-controlling interest in the Malaysia subsidiary. Short-term deposits and restricted term deposits decreased by $1,507 from $8,568 to $7,061. The decrease in short-term deposits reflects management's strategy to preserve liquidity and enhance financial flexibility, positioning the Company to respond to expected customer orders and evolving business requirements.

Trade accounts receivable as of June 30, 2026 were $13,546, an increase of $2,742 or 25.4%, compared to $10,804 as of June 30, 2025. The increase was primarily attributable to higher revenue across both business segments, driven mainly by the Company’s operations in Malaysia and Singapore. The number of days' sales outstanding improved to 70 days for the year ended June 30, 2026, from 106 days for the year ended June 30, 2025.

Other receivables as of June 30, 2026 were $1,056, an increase of $448, or 73.7%, compared to $608 as of June 30, 2025. The increase was mainly attributable to higher other receivables arising from the Company's expanded operation in Malaysia, as well as higher advance payments made to suppliers for goods and services in the Company’s Singapore operations.

Inventories as of June 30, 2026 were $3,406, an increase of $1,144, or 50.6%, compared to $2,262 as of June 30, 2025. The increase was primarily attributable to higher backlog levels in the Company’s Singapore operations, which required the Company to maintain higher inventory levels to support ongoing order fulfillment. As inventory levels increased relative to sales, days inventory held increased to 112 days at the end of Fiscal 2026, compared to 88 days at the end of Fiscal 2025.

Prepaid expense and other current assets as of June 30, 2026 were $395, an increase of $11 or 2.9%, compared to $384 as of June 30, 2025. Prepaid expenses primarily comprise prepaid software licensing fees and information technology maintenance contracts.

Investment properties as of June 30, 2026 were $293, a decrease of $52 or 15.1% from $345 as of June 30, 2025. The decrease was attributable to the depreciation charged for the year.

PPE as of June 30, 2026 was $6,598, an increase of $577 or 9.6% compared to $6,021 as of June 30, 2025. The increase was primarily attributable to the acquisition of machinery and equipment at the Company's Malaysia, Singapore and China operations to expand capacity to support new burn-in testing services, partially offset by depreciation expense and foreign currency translation movements during Fiscal 2026.

Other assets as of June 30, 2026 were $774, an increase of $543, or 235.1%, compared to $231 as of June 30, 2025. This was primarily due to security and utility deposit paid in connection with new lease of plant in Malaysia and foreign currency exchange movement between June 30, 2025 and June 30, 2026.

Total liabilities as of June 30, 2026 were $17,672, an increase of $10,595, or 149.7%, compared to $7,077 as of June 30, 2025. The increase in liabilities was primarily due to an increase in accounts payable, accrued expense, income tax payable and operating lease.

Lines of credit as of June 30, 2026 were $nil, a decrease of $141, compared to $141 as of June 30, 2025. Company has sufficient cash resources to fund its ongoing operations, reducing the need for borrowings under its lines of credit.

Accounts payable as of June 30, 2026 were $7,577, an increase of $5,681, or 299.6% from $1,896 as of June 30, 2025. The increase was consistent with revenue growth in the Company's Malaysia and Singapore operations and reflected higher procurement activity to support expanding business operations.

Accrued expense as of June 30, 2026 were $2,812, a decrease of $224, or 7.4% from $3,036 as of June 30, 2025. The decrease was primarily attributable to the renewal of existing leases for a term longer than twelve months, resulting in the reclassification of the related provision for reinstatement costs from current to non-current liabilities, partially offset by higher employee-related costs reflecting performance-based compensation driven by improved operational performance in the Company's Singapore, Malaysia and Thailand operations.

Income tax payable as of June 30, 2026 was $213, an increase of $91, or 74.6% from $122 as of June 30, 2025. The increase was mainly due to higher taxable profit in Singapore and Thailand operations in Fiscal 2026.

Bank loans payable as of June 30, 2026 were $445, a decrease of $239 or 34.9% from $684 as of June 30, 2025. The decrease was primarily attributable to loan repayments, with no new borrowings during Fiscal 2026.

Finance leases as of June 30, 2026 were $nil, a decrease of $43 or 100.0% as compared to $43 as of June 30, 2025. The decrease primarily reflected the full repayment of finance lease obligations for the Company’s Singapore and Malaysia operations, with no new finance lease additions during fiscal 2026.

Other non-current liabilities as of June 30, 2026 were $938, an increase of $907 or 2925.8% as compared to $31 as of June 30, 2025. The increase was primarily attributable to the provision for reinstatement costs recognized in connection with a new plant lease in Malaysia, as well as provisions associated with existing leases renewed for terms exceeding twelve months.

Operating lease right-of-use assets as of June 30, 2026 were $5,481, an increase of $4,617 or 534% as compared to $864 as of June 30, 2025. The corresponding lease liabilities as of June 30, 2026 were $5,465, an increase of $4,601 or 532.5% as compared to $864 as of June 30, 2025. The increase was primarily attributable to the commencement of new leases in Malaysia operation, as well as renewal of existing lease by other subsidiaries during Fiscal 2026.

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

The Company maintains monetary assets and liabilities denominated in currencies other than its functional currency. At each reporting date, these items are remeasured into the functional currency at the period-end spot rate. Resulting unrealized foreign currency gains or losses are included in net income and reported as reconciling items in the statement of cash flows under the indirect method. Our operations in Singapore and Malaysia hold certain monetary assets, including U.S. Dollar-denominated accounts receivable and cash balances. The weakening of the U.S. Dollar against the Singapore Dollar and Malaysian Ringgit could result in an unrealized foreign currency loss upon remeasurement of these U.S. Dollar balances into the functional currency of respective subsidiaries. While such impacts affect reported earnings in the period, they are unrealized in nature and may reverse in future periods depending on exchange rate movements and the timing of settlement of these balances.

The U.S. tariff regime announced in April 2025 could potentially influence downstream demand variability among our customers. Trade and tariff policy affecting the semiconductor industry has continued to evolve. In January 2026, the U.S. government imposed a Section 232 tariff on certain advanced semiconductor articles, and additional tariffs or trade restrictions affecting semiconductors, semiconductor manufacturing equipment, and related products remain under active consideration by U.S. trade authorities. While we do not have significant direct exposure to these tariffs, secondary effects may arise if our customers adjust their procurement, manufacturing, or sourcing strategies in response to trade policy developments. Based on our observations, certain customers have continued to shift testing activities away from China to alternative geographies, as discussed above in connection with our SBS segment results. The ultimate scope, duration, and impact of these trade measures on macroeconomic and industry-specific demand remain uncertain, and continued trade tensions between the U.S. and China could result in further revenue volatility or declining economic conditions affecting our business. We continue to evaluate capacity adjustments in alignment with observable demand signals while maintaining operational flexibility to adapt to changing market conditions.

The semiconductor industry is currently experiencing a global shortage of memory components, driven by a structural reallocation of manufacturing capacity toward high-bandwidth memory used in artificial intelligence infrastructure. While this shortage has primarily affected semiconductor device manufacturers reliant on memory inputs, it has contributed to extended lead times and increased costs for certain electronic components used in the manufacture and servicing of our testing equipment. At the same time, sustained demand for testing services related to AI-related semiconductor devices has continued to support revenue growth in our SBS segment, as discussed above. The extent and duration of the memory shortage, and its effect on our supply chain, equipment costs, and customer demand, remain uncertain, and we continue to monitor developments in the memory and broader semiconductor markets and to adjust our procurement and inventory practices accordingly.

During Fiscal 2026, an armed conflict in the Middle East involving Israel, Iran, and other parties resulted in significant disruption to global oil and natural gas markets, including a period of substantial disruption to shipping through the Strait of Hormuz and damage to regional energy infrastructure. These events led to significant volatility in global energy prices and contributed to broader inflationary pressures across global supply chains during the period. A ceasefire was subsequently reached, though tensions in the region have continued to evolve, including a breakdown of the ceasefire and renewed price volatility after our fiscal year-end. Based on our assessment, the Company has experienced minimal direct impact on its supply chain to date, due to its indirect exposure to the affected region and the geographic diversification of its suppliers and customers. The Company's approach has been to absorb incremental costs where necessary to remain competitive, while passing through a portion of such cost increases to customers, mitigating the impact on our operating results. However, continued or renewed disruption in the region could result in further volatility in energy prices and broader inflationary pressures that may adversely affect our operating costs and those of our customers and suppliers.

Risks and uncertainties related to supply chain challenges, uncertainty regarding tariffs, and inflationary pressures may continue to negatively impact our gross margin and operating results. We continue to closely monitor these developments and their broader impacts, as well as evaluate appropriate actions to mitigate potential business impacts.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In the Notes to the Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting estimates with the Audit & Risk Committee of our Board of Directors. The following items require significant estimation or judgment:

Account Receivables and Allowance for Credit Losses

During the normal course of business, we extend unsecured credit to our customers in all segments. Typically, credit terms require payment to be made between 30 to 90 days from the date of the sale. We generally do not require collateral from customers. We maintain our cash accounts at credit-worthy financial institutions.

The Company accounts for allowance for credit losses under the current expected credit loss (“CECL”) impairment model for its financial assets, including accounts receivable, and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Estimation of expected credit losses requires significant management judgment and the use of subjective assumptions. Based on this model, the Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with its customers, and macro-economic conditions. Actual credit losses may differ from these estimates if customer financial conditions deteriorate or if future macroeconomic conditions vary from our projections. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.

Inventory Valuation

Inventories of our SBS and IE segments, consisting principally of raw materials, works in progress, and finished goods, are stated at the lower of cost and net realizable value, using the first-in, first-out (“FIFO”) method. Determining the net realizable value and necessary excess or obsolescence reserves requires significant management judgment and estimation. The semiconductor industry is characterized by rapid technological change, short-term customer commitments and swiftly changing demand. Provisions for estimated excess and obsolete inventory are based on regular reviews of inventory quantities on hand and management's key assumptions regarding the latest forecasts of product demand and production requirements from our customers. Inventories are written down for not-saleable, excess or obsolete raw materials, works-in-process and finished goods by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts, statistics and judgments are used for assessing provisions of the remaining inventory based on sale ability and obsolescence. Due to the estimation uncertainty inherent in forecasting future demand, actual results may differ from our estimates.

Long-Lived Assets & Impairment

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand. Evaluating the recoverability of these assets involves significant management judgment and estimation.

We evaluate our long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Determining recoverability requires estimating future undiscounted cash flows expected to be generated over the remaining useful life of the asset group. Key management assumptions used in these forecasts include projected production volumes and labor costs. These estimates are inherently uncertain and subject to market volatility.

If the sum of estimated undiscounted cash flows is less than the carrying value, an impairment loss is recognized for the amount by which the carrying value exceeds the estimated fair value of the asset group.

We have not identified any changes in circumstances requiring further impairment test in Fiscal 2026. Our assessments established that the estimated undiscounted cash flows for our primary asset groups continued to exceed their carrying amounts, resulting in no impairment charges for Fiscal 2026. We will continue to monitor impairment indicators, such as changes in forecasted cash flows, customer demands, or disposition activity in future periods. If future cash flow expectations decline, we may be required to record impairment of the asset groups.

Income Tax

We account for income taxes using the liability method in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date. Establishing deferred tax assets and associated valuation allowances involves significant management judgment and estimation. Management evaluates the realizability of deferred tax assets across individual tax jurisdictions based on key assumptions, including historical profitability, projected future taxable income and the timing of the reversal of temporary differences. Management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance was provided as of June 30, 2026 and 2025.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Due to the inherent estimation uncertainty in forecasting future taxable income across jurisdictions and predicting audit outcomes, actual results may differ from our estimates.

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements in this Form 10-K for a discussion of new accounting pronouncements, which is incorporated herein by reference.

Comparison of Operating Results

The following table presents certain data from the consolidated statements of operations and comprehensive income as a percentage of net sales for Fiscal 2026 and 2025:

	For the Year Ended June 30,
	2026	2025
Revenue	100.0%	100.0%
Cost of sales	83.4%	74.9%
Gross Margin	16.6%	25.1%
Operating expense:
General and administrative	15.0%	21.6%
Selling	1.4%	2.0%
Research and development	0.6%	1.1%
Gain on disposal of property, plant and equipment	0.0%	(0.3)%
Total operating expense	17.0%	24.4%
Income from Operations	(0.4)%	0.7%

Revenue

Revenue comprises mainly revenue from the SBS and IE segments. The components of revenue for Fiscal 2026 and 2025 were as follows:

	For the Year Ended June 30,
	2026	2025

Semiconductor Back-end Solutions (SBS)	78.3%	67.7%
Industrial Electronics (IE)	21.6%	32.2%
Others	0.1%	0.1%
Total	100%	100%

Revenue during Fiscal 2026 was $62,605, an increase of $26,132, or 72%, compared to $36,473 during Fiscal 2025. Revenue for both SBS and IE segment have been improved.

Semiconductor Back-end Solutions (SBS)

SBS segment accounted for 78.3% of revenue for Fiscal 2026, an increase of 10.6% compared to 67.7% during Fiscal 2025. Revenue generated by the SBS segment for Fiscal 2026 was $49,018, reflecting an increase of $24,336, or 99%, compared to $24,682 during Fiscal 2025. The SBS segment reported revenue growth across all subsidiaries except for our China operations, primarily supported by stronger demand for artificial intelligence ("AI") and automotive related semiconductor testing services and products.

The Company's Malaysia operation recorded significant revenue growth following the commencement of final test services for AI chips in the first quarter of Fiscal 2026. The Company’s Thailand operations also recorded higher testing revenue as a result of increased customer testing volumes.

The Company’s Singapore operations benefited from growth in both product sales and testing services. Product sales were particularly strong in the fourth quarter of Fiscal 2026, with burn-in board sales for the full year increasing by approximately 58.4% compared with Fiscal 2025.

The growth in Malaysia, Thailand and Singapore was partially offset by lower revenue from the Company’s China operations. During Fiscal 2026, certain customers relocated their testing activities to other geographic markets in response to cross-border tariffs and geopolitical considerations. Management continues to monitor global trade developments and changes in customers’ geographic preferences and will adjust operating capacity and costs across the Company’s locations as appropriate.

As of June 30, 2026, the backlog in the SBS segment was $19,773, reflecting an increase of $13,078 from $6,695 as of June 30, 2025.

Industrial Electronics (IE)

Revenue generated by the IE segment accounted for 21.6% of total revenue during Fiscal 2026, a decrease of 10.6% compared to 32.2% during Fiscal 2025. The decrease in the IE segment's contribution to group revenue was primarily attributable to the significant revenue growth in the SBS segment in Fiscal 2026. Despite the lower percentage contribution, the IE segment reported year-over-year revenue growth, reflecting continued improvement in customer demand and business activity. IE segment revenue for Fiscal 2026 was $13,554, reflecting an increase of $1,798, or 15%, compared to $11,756 for Fiscal 2025. This improvement was primarily driven by a nearly twofold increase of aerospace-related products sales, together with growing distribution sales, partially offset by a decrease in equipment sales.

Backlog in the IE segment as of June 30, 2026 was $4,399, an increase of $64, or 1%, compared to $4,335 as of June 30, 2025. The increase was mainly attributable to higher backlog for aviation products, partially offset by lower equipment and electronic component sales backlog. The equipment and electronic components market remained highly competitive, with commoditized products widely available. Our differentiation lies in our value-added distribution model, with enhancement of standard products through customized design, engineering, integration, and sub-assembly services tailored to customer specifications, sustaining our competitive advantage over the long term.

Gross Margin

Gross margin as a percentage of revenue was 16.6% in Fiscal 2026, a decrease of 8.5% compared to 25.1% in Fiscal 2025. Overall gross profit for Fiscal 2026 was $10,417, an increase of $1,273, or 14%, compared to $9,144 for Fiscal 2025.

Gross margin as a percentage of revenue in the SBS segment was 15.7% in Fiscal 2026, a decrease of 11.7%, compared to 27.4% in Fiscal 2025. Gross profit for the SBS segment in Fiscal 2026 was $7,704, an increase of $938 or 14%, compared to $6,766 in Fiscal 2025. Despite revenue from markets outside China trending upward, the associated margins remained relatively compressed. The incremental revenue relating to final testing services that commenced in Fiscal 2026 was attributable to new service streams that required no capital investment, resulting in lower margin profiles that reflect the reduced risk exposure. As the revenue mix increasingly shifts toward final testing services, gross profit margin is expected to trend below historical levels for the SBS segment, partially offset by continued growth in service volumes and improvements in operating efficiency.

Gross margin as a percentage of revenue in the IE segment was 20.3% in Fiscal 2026, a decrease of 0.2%, compared to 20.5% in Fiscal 2025. Gross profit in the IE segment in Fiscal 2026 was $2,752, an increase of $340, or 14%, compared to $2,412 in Fiscal 2025. While IE gross profit improved in absolute terms, gross margin declined, reflecting a less favorable sales mix, mainly attributable to a lower proportion of high-margin equipment sales in Fiscal 2026.

Operating Expense

Operating expense for the years ended June 30, 2026 and 2025 were as follows:

	For the Year Ended June 30,
	2026	2025
General and administrative	$9,377	$7,890
Selling	847	718
Research and development	397	384
Gain on disposal of property, plant and equipment	-	(102)
Total	$10,621	$8,890

General and administrative expenses were $9,377 in Fiscal 2026, an increase of $1,487 or 19%, compared to $7,890 in Fiscal 2025. The increase in general and administrative expenses was driven by expenses associated with elevated corporate activities, including the stock split, investor relations and communication efforts, together with higher stock-based compensation expense attributable to the appreciation in the Company's share price. The increase also reflected higher personnel-related costs from increased headcount to support the SBS and IE segments, and higher incentive compensation associated with improved performance in Singapore, Malaysia and Thailand.

Selling expense was $847 in Fiscal 2026, an increase of $129 or 18% compared to $718 in Fiscal 2025. The increase in selling expense was primarily attributable to higher business travel expenses and increased commissionable sales across both the SBS and IE segments in Fiscal 2026 as compared to Fiscal 2025.

Loss from Operations

Loss from operations was $204 in Fiscal 2026, compared to income from operations of $254 in Fiscal 2025, a decline of $458. Despite lower gross profit margins in the SBS and IE segments, overall revenue growth during Fiscal 2026 was sufficient to absorb the higher operating expenses associated with the expansion of both segments. As a result, both operating segments continued to generate operating profit. However, increased corporate-level expenses, primarily professional fee and stock-based compensation, resulted in a consolidated loss from operations.

Interest Expense

Interest expense for the years ended June 30, 2026 and 2025 was as follows:

	For the Year Ended June 30,
	2026	2025
Interest expense	$65	$45

Interest expense was $65 in Fiscal 2026, an increase of $20 compared to $45 in Fiscal 2025 due to increased utilization of credit facilities at the Singapore operation. As of June 30, 2026, the Company had an unused line of credit of $5,646, compared to $6,074 as of June 30, 2025.

Other Income / (Expense)

Other income / (expense) for the years ended June 30, 2026 and 2025 were as follows:

	For the Year Ended June 30,
	2026	2025
Interest income	$237	$314
Unrealized income from investment	1	-
Other rental income	121	138
Exchange loss	(110)	(671)
Dividend income	363	-
Other miscellaneous income	29	38
Total	$641	$(181)

During Fiscal 2026, the Company recorded other income of $641, a favorable shift of $822 compared to other expense of $181 in Fiscal 2025. The change was primarily due to lower foreign exchange losses and dividend income received by Prestal Sdn. Bhd., one of the Company’s subsidiaries, from an investment in unquoted shares.

Our net income is exposed to foreign exchange fluctuations as our subsidiaries' functional currencies differ from the U.S. dollar. For the year ended June 30, 2026, the strengthening of the Singapore dollar against the U.S. dollar resulted in foreign exchange loss, primarily from the remeasurement of U.S. dollar-denominated monetary assets and liabilities. The impact of this fluctuation was partially mitigated by the change in functional currency of Universal Far East, which reduced the overall exposure to U.S. dollar movements.

Government Grant

During Fiscal 2026, the Company received government grants amounting to $17, of which $15 was an incentive from the Singapore government for local resident recruitment and the remaining $2 was related to capital expenditure subsidy received from the government in China.

During Fiscal 2025, the Company received government grants amounting to $145, of which $82 was an incentive from the Singapore government for local resident recruitment, $48 was related to the U.S. government's Employee Retention Credit (“ERC”) and the remaining $15 related to capital expenditure subsidy received from the government in China.

Income Tax Expense

Income tax expense for Fiscal 2026 was $228, representing an increase of $60, as compared to income tax expense of $168 for Fiscal 2025. The increase was primarily due to higher taxable income in Fiscal 2026 compared to Fiscal 2025.

On June 30, 2026, the Company had $65 federal net operating loss carry-forwards, and a state net operating loss carry-forward of $2,529, which expires in 2039. These carryovers may be subject to limitations under I.R.C. Section 382. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not that the Company will not realize the benefits of the federal, state, and foreign deductible differences. Accordingly, a valuation allowance has been established against deferred tax assets recorded in the US and various foreign jurisdictions.

Income / (Loss) from Discontinued Operations

Income from discontinued operations was $31 in Fiscal 2026, compared to loss from discontinued operations of $5 in Fiscal 2025. The income recognized in Fiscal 2026 was primarily attributable to the dissolution of PT SHI Indonesia during the year, pursuant to which previously recorded amounts payable was written off and recognized as other income.

Non-controlling Interest

As of June 30, 2026, the Company held a 55% interest in SHI International Pte. Ltd. and 76% interest in Prestal Enterprise Sdn. Bhd. The share of non-controlling interest for Fiscal 2026, in the net income of subsidiaries, was $253, an increase of $212 compared to a non-controlling interest in the net income of $41 for Fiscal 2025.

The Company consummated the acquisition of all the shares held by non-controlling shareholders in Trio-Tech Malaysia ("TTM") on December 3, 2025. The purchase price for the acquisition was RM14,200, paid in cash, or approximately $3,503. Upon consummation of the transaction, the Company, through Trio-Tech Singapore, owns 100% of the issued and outstanding share capital of TTM. Accordingly, the Company recognized the non-controlling interest’s share of profits through the acquisition date, and no non-controlling interest will be recognized in subsequent periods.

During the second quarter of fiscal 2026, it was identified that PT SHI Indonesia, a dormant entity that was 95% owned by SHI International Pte Ltd has been dissolved, and this dissolution did not have a material impact on the Company's consolidated financial statements.

Net Loss Attributable to Trio-Tech International Common Shareholders

Net loss attributable to Trio-Tech International common shareholders was $34 for Fiscal 2026, compared to a net loss of $41 for Fiscal 2025.

Loss per Share

Basic loss per share from continuing operations were $0.00 for Fiscal 2026 and Fiscal 2025. Basic earnings per share from discontinued operations were $nil for Fiscal 2026 and Fiscal 2025.

Diluted loss per share from continuing operations was $0.00 for Fiscal 2026 and Fiscal 2025. Diluted earnings per share from discontinued operations were $nil for Fiscal 2026 and Fiscal 2025.

Segment Information

The revenue, gross margin and income/ (loss) from each segment for the years ended June 30, 2026 and 2025 are presented below. As the segment revenue and gross margin for each segment has been discussed in previous sections, only the comparison of income/(loss) from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income from operations for the SBS segment for the years ended June 30, 2026 and 2025 were as follows:

	For the Year Ended June 30,
	2026	2025
Revenue	$49,018	$24,682
Gross margin	15.7%	27.4%
Income from operations	$403	$411

Income from operations in the SBS segment was $403 in Fiscal 2026, a decrease of $8 or 2%, compared to income from operations of $411 in Fiscal 2025, remaining relatively consistent year over year despite significant revenue growth. Revenue growth was driven primarily by the revenue increase in Malaysia, Thailand, and Singapore operations as discussed earlier. However, operating income did not increase proportionately because final test services for AI chips generally generate lower gross margins than the segment’s other testing services. Operating expenses were $7,301 and $6,355 for Fiscal 2026 and 2025, respectively, reflecting an increase of $946. This is primarily attributable to higher personnel-related costs resulting from increased headcount to support business growth and higher performance-based compensation associated with improved operating performance in Singapore, Malaysia and Thailand. In addition, the Company's China operations experienced a decline in revenue and a corresponding compression in gross margin, driven by slow customer demand, which further weighed on the segment's overall profitability. These factors limited the earnings contribution from the segment's overall revenue growth.

Industrial Electronics (IE)

The revenue, gross margin and income from operations for the IE segment for the years ended June 30, 2026 and 2025 were as follows:

	For the Year Ended June 30,
	2026	2025
Revenue	$13,554	$11,756
Gross margin	20.3%	20.5%
Income from operations	$176	$236

Income from operations in the IE segment was $176 in Fiscal 2026, compared to income from operations of $236 in Fiscal 2025. The decrease in income from operations was primarily attributable to higher operating expenses during the year. Operating expense were $2,576 and $2,176 for Fiscal 2026 and 2025, respectively. The increase of $400 in operating expense included an increase of $350 in general and administrative expenses. The increase was primarily attributable to costs associated with the Company’s expansion into the aerospace market and related business development activities. The increase also reflected a $47 increase in selling and distribution expenses, primarily due to higher agency commissions resulting from a greater proportion of commissionable revenue in the IE segment, as well as $194 of expected credit loss expense.

Corporate

The loss from operations for corporate for the years ended June 30, 2026 and 2025, respectively:

	For the Year Ended June 30,
	2026	2025
Loss from operations	$(783)	$(393)

In Fiscal 2026, corporate operating loss was $783, as compared to $393 in Fiscal 2025. The increase in corporate expenses was primarily attributable to higher stock-based compensation expense and increased professional fees associated with the Company’s stock split and other corporate activities.

Liquidity

Net cash provided by operating activities was $3,427 for the year ended June 30, 2026, an increase of $3,056 as compared to $371 provided by operating activities for the prior year. The increase was primarily attributable to favorable changes in working capital of approximately $2,856, as well as improved operating performance. The Company generated net income during the year, compared to a break-even result in the prior year. The favorable working capital changes were driven by an increase of approximately $8,508 in accounts payable, accrued liabilities, contract liabilities and other non-current liabilities, partially offset by an increase in trade account receivables of $2,794 and inventories of $2,035. The increase in trade account receivable reflected higher revenue levels and the timing of customer collections, while the increase in inventories was related to higher backlog level to support ongoing order fulfillment.

Net cash used in investing activities was $1,022 for the year ended June 30, 2026, a decrease of $1,189 as compared to $167 of net cash provided by investing activities for the prior year. The changes reflected higher capital expenditures for property, plant and equipment, which increased by $774 to $1,741 in Fiscal 2026, primarily related to the Company's Malaysia operations. This was partially offset by a net withdrawal of $1,793 from unrestricted term deposits upon maturity during the year. The proceeds were held in cash to fund the upcoming operational expansion and capital requirements.

Net cash provided by financing activities was $7,378 for the year ended June 30, 2026, compared to net cash used in financing activities of $40 for the prior year, representing an increase of $7,418. The increase was driven by approximately $9,494 in proceeds from the issuance of Common Stock and an increase of $1,729 in proceeds from the exercise of stock options, compared with the prior year. These inflows were partially offset by $3,503 of cash consideration paid to acquire the non-controlling interest in the Company's Malaysia operation and an increase of $1,573 in repayments under lines of credit, compared with Fiscal 2025.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been funded primarily from the following sources: operating cash flow, availability under our revolving line of credit, and short-term loans. Working capital was $32,155 as of June 30, 2026, representing an increase of $6,858, or 27.1%, compared to working capital of $25,297 as of June 30, 2025. The increase in working capital was mainly driven by higher cash and cash equivalent, trade accounts receivable, other receivables, inventories and prepaid expenses. The increase in current assets was partially offset by increase in current liabilities, including accounts payable, accrued expense, income tax payable and operation leases.

The majority of our capital expenditures are based on demand from our customers, as we are operating in a capital-intensive industry. Our capital expenditures were $1,741 and $967 for the years ended June 30, 2026 and 2025, respectively. The capital expenditures in Fiscal 2026 were primarily for machinery & equipment in Malaysia, Singapore, China operations and building improvement in Malaysia and Singapore operations. We financed our capital expenditure and other operating expense through operating cash flows.

The Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”), pursuant to which we may raise capital of up to $50 million in any combination of securities including Common Stock, warrants and units, for certain capital expenditures, to finance possible acquisitions, to increase ownership or purchase the remaining equity in subsidiaries partially owned by the Company, and/or for general corporate purposes, including working capital.

On April 24, 2026, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 1,052,632 shares of its Common Stock in a registered direct offering at a purchase price of $9.50 per share, utilizing the shelf registration statement filed with the SEC (the “Offering”). The Offering closed on April 27, 2026, resulting in aggregate gross proceeds of approximately $10.0 million, before deducting placement agent commissions and other Offering-related expenses. The Company intends to use the net proceeds for working capital and general corporate purposes. Following the offering, approximately $40.0 million remained available for future offerings under the shelf registration statement.

Our credit rating provides us with ready and adequate access to funds in the global market.

As of June 30, 2026, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit/ Revolving term loan	Cost of Funds Rate +1.25%/+1.75%	$4,022	$3,768
Universal (Far East) Pte. Ltd.	Lines of Credit/ Revolving term loan	Cost of Funds Rate +1.25%/+1.75%	$1,547	$1,509
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$369	$369

As of June 30, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,155	$3,856
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,960	$1,864
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$354	$354

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively, of the Company) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2026, the end of the period covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Additionally, management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company and thus also assessed the effectiveness of our internal controls over financial reporting as of June 30, 2026. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 to evaluate the effectiveness of the Company’s internal control over financial reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2026, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2026.

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
6.	Notes to Consolidated Financial Statements

(b) The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBITS:

Number	Description

3.1	Articles of Incorporation of Trio-Tech International, as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K for June 30, 1988)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 5, 2026)
3.3	Third Amended and Restated Bylaws of Trio-Tech International (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed July 10, 2026)
4.1	Description of Registrant’s Securities*
10.1	2017 Employee Stock Option Plan (Incorporated by reference to Appendix 1 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.)**
10.2	2017 Directors Equity Incentive Plan (Incorporated by reference to Appendix 2 to the Registrant’s Proxy Statement for its Annual Meeting held December 4, 2017.)**
10.3	Amendment to 2017 Directors Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed September 19, 2025)
10.4

Joint Venture Agreement between Trio-Tech SIP Co., Ltd and Suzhou Anchuang Technology Management LLP dated December 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed February 13, 2022)

10.5

Equity Transfer Agreement between Suzhou Anchuang Technology Management LLP and Trio-Tech (SIP) Co. Ltd (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 19, 2025)

10.6+

Equity Purchase Agreement between Trio-Tech international Pte Ltd and Lodestar Enterprise Sdn Bhd. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed September 19, 2025)

10.7

Placement Agent Agreement, dated April 24, 2026, between Trio-Tech International and D. Boral Capital, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, filed on April 27, 2026)

10.8

Form of Securities Purchase Agreement, dated April 24, 2026, by and among Trio-Tech International and the purchaser signatories thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 27, 2026)

10.9

Lease Agreement, by and between Trio-Tech (Malaysia) SDN BHD and with Skygate Technology (M) SDN. BHD, dated April 28, 2026  (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 4, 2026)

21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32	Section 1350 Certification.*
97.1	Trio-Tech International Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on September 19, 2025)
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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
September 24, 2026

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

By: /s/ S.W.Yong
S. W. Yong, Director
Chairman and Chief
Executive Officer
(Principal Executive Officer)
September 24, 2026

By: /s/ Srinivasan Anitha
Srinivasan Anitha
Chief Financial Officer
(Principal Financial Officer)
September 24, 2026

By: /s/ Jason T. Adelman
Jason T. Adelman,
Director
September 24, 2026

By: /s/ Richard M. Horowitz
Richard M. Horowitz,
Director
September 24, 2026

By: /s Victor Ting Hock Ming
Victor Ting Hock Ming,
Director
September 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trio-Tech International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trio-Tech International and its Subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

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

FORVIS MAZARS LLP
PUBLIC ACCOUNTANTS AND CHARTERED ACCOUNTANTS
We have served as the company’s auditors since 2009

 /s/ Forvis Mazars LLP

Republic of Singapore
September 24, 2026

PCAOB ID Number 2136

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	June 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,428	$10,890
Short-term deposits	4,294	5,817
Short-term investment	368	-
Trade accounts receivable, less allowance for expected credit losses of $194 and $35, respectively	13,546	10,804
Other receivables	1,056	608
Inventories, less provision for obsolete inventories of $821 and $851, respectively	3,406	2,262
Prepaid expense and other current assets	395	384
Restricted term deposits	819	816
Total current assets	45,312	31,581
NON-CURRENT ASSETS:
Deferred tax assets	281	91
Investment properties, net	293	345
Property, plant and equipment, net	6,598	6,021
Operating lease right-of-use assets	5,481	864
Other assets	774	231
Restricted term deposits	1,948	1,935
Total non-current assets	15,375	9,487
TOTAL ASSETS	$60,687	$41,068

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$-	$141
Accounts payable	7,577	1,896
Accrued expense	2,812	3,036
Contract liabilities	200	250
Income taxes payable	213	122
Current portion of bank loans payable	246	256
Current portion of finance leases	-	43
Current portion of operating leases	2,109	540
Total current liabilities	13,157	6,284
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	199	428
Operating leases, net of current portion	3,356	324
Deferred tax liabilities	22	10
Other non-current liabilities	938	31
Total non-current liabilities	4,515	793
TOTAL LIABILITIES	$17,672	$7,077

EQUITY
TRIO-TECH INTERNATIONAL’S SHAREHOLDERS’ EQUITY:
Common stock, no par value, 15,000,000 shares authorized; 10,371,192 and 8,625,610 shares issued outstanding as of June 30, 2026 and 2025, respectively	$24,878	$13,490
Paid-in capital	6,548	5,979
Treasury stock, at cost	(12)	-
Accumulated retained earnings	10,832	12,037
Accumulated other comprehensive income-translation adjustments	2,632	2,522
Total Trio-Tech International shareholders’ equity	44,878	34,028
Non-controlling interest	(1,863)	(37)
TOTAL EQUITY	$43,015	$33,991
TOTAL LIABILITIES AND EQUITY	$60,687	$41,068

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	For the Year Ended June 30,
	2026	2025
Revenue
Semiconductor Back-end Solutions	$49,018	$24,682
Industrial Electronics	13,554	11,756
Others	33	35
	62,605	36,473

Cost of Sales	52,188	27,329

Gross Margin	10,417	9,144

Operating Expense:
General and administrative	9,377	7,890
Selling	847	718
Research and development	397	384
Gain on disposal of property, plant and equipment	-	(102)
Total operating expense	10,621	8,890

(Loss) / Income from Operations	(204)	254

Other Income / (Expense)
Interest expense	(65)	(45)
Other income / (expense), net	641	(181)
Government grant	17	145
Total other income / (expense)	593	(81)

Income from Continuing Operations before Income Taxes	389	173

Income Tax Expense	(228)	(168)

Income from Continuing Operations before Non-controlling Interest, Net of Tax	161	5

Discontinued Operations
Income / (Loss) from discontinued operations, net of tax	58	(5)
NET INCOME	219	-

Less: Net income attributable to non-controlling interest	253	41
Net Loss Attributable to Trio-Tech International Common Shareholders	$(34)	$(41)

Amounts Attributable to Trio-Tech International Common Shareholders:
Loss from continuing operations, net of tax	(65)	(36)
Income / (loss) from discontinued operations, net of tax	31	(5)
Net Loss Attributable to Trio-Tech International Common Shareholders	$(34)	$(41)

Basic Loss per Share:
Basic loss per share from continuing operations attributable to Trio-Tech International	$(0.00)	$(0.00)
Basic loss per share from discontinued operations attributable to Trio-Tech International	-	-
Basic Loss per Share from Net Loss Attributable to Trio-Tech International	$(0.00)	$(0.00)

Diluted Loss per Share:
Diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.00)	$(0.00)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted Loss per Share from Net Loss Attributable to Trio-Tech International	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	9,009	8,542
Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share diluted	9,009	8,542

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS)

	For the Year Ended June 30,
	2026	2025
Comprehensive Income Attributable to Trio-Tech International Common Shareholders:

Net income	$219	$-
Foreign currency translation, net of tax	449	1,800
Comprehensive Income	668	1,800
Less: Comprehensive income / (loss) attributable to non-controlling interest	292	(21)
Comprehensive Income Attributable to Trio-Tech International Common Shareholders	$376	$1,821

See notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

						Accumulated
					Accumulated	Other	Non-
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Stock, at cost	Earnings	Income	Interest	Total
		$	$	$	$	$	$	$
Balance at June 30, 2024	8,500	13,325	5,531	-	11,813	660	249	31,578
Stock option expense	-	-	448	-	-	-	-	448
Net (loss) / income	-	-	-	-	(41)	-	41	-
Acquisition of subsidiary without a change in control	-	-	-	-	265	-	(265)	-
Exercise of stock option	125	165	-	-	-	-	-	165
Translation adjustment	-	-	-	-	-	1,862	(62)	1,800
Balance at June 30, 2025 (1)	8,625	13,490	5,979	-	12,037	2,522	(37)	33,991

Issuance of common share in private placement, net of issuance cost	1,053	9,494	-	-	-	-	-	9,494
Stock option expense	-	-	569	-	-	-	-	569
Exercise of stock option	693	1,894	-	-	-	-	-	1,894
Net (loss) / income	-	-	-	-	(34)	-	253	219
Treasury stock, at cost	-	-	-	(12)	-	-	-	(12)
Acquisition of subsidiary without a change in control	-	-	-	-	(1,171)	(300)	(2,032)	(3,503)
Dividend declared by subsidiary	-	-	-	-	-	-	(86)	(86)
Translation adjustment	-	-	-	-	-	410	39	449
Balance at June 30, 2026 (1)	10,371	24,878	6,548	(12)	10,832	2,632	(1,863)	43,015

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

See accompanying notes to consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	For the Year Ended June 30,
	2026	2025
Cash Flow from Operating Activities
Net income	$219	$-
Adjustments to reconcile net income to net cash flow provided by operating activities
Unrealized foreign exchange loss	44	450
Depreciation and amortization	2,291	2,741
Gain on sale and write-off of property, plant and equipment	-	(102)
Stock compensation	569	448
(Reversal) / Addition of provision for obsolete inventory, net	(25)	150
Payment of interest portion of finance lease	(1)	(3)
Provision for expected credit losses, net of recoveries	194	1
Accrued interest income, net of accrued interest expense	30	(30)
Addition of income tax provision	175	(12)
Accrued assurance warranty	17	4
Deferred tax (benefit) / expenses	(177)	48
Repayment of operating lease	(891)	(1,450)
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(2,936)	(142)
Other receivables	(448)	(67)
Other assets	(547)	(11)
Inventories	(1,137)	898
Prepaid expenses and other current assets	5	150
Accounts payable and accrued expenses	5,268	(1,881)
Contract liabilities	(49)	(505)
Income taxes payable	(81)	(320)
Other non-current liabilities	907	4
Net Cash Provided by Operating Activities	$3,427	$371

Cash Flow from Investing Activities
Withdrawal from unrestricted term deposits	4,006	5,799
Investment in unrestricted term deposits	(2,919)	(4,838)
Purchase of short-term investment	(368)	-
Proceeds from disposal of property, plant and equipment	-	173
Additions to property, plant and equipment	(1,741)	(967)
Net Cash (Used in) / Provided by Investing Activities	$(1,022)	$167

Cash Flow from Financing Activities
Acquisition of non-controlling interest	(3,503)	-
Payment on lines of credit	(1,671)	(98)
Payment of bank loans	(293)	(279)
Payment of principal portion of finance leases	(43)	(59)
Proceeds from exercising stock options	1,894	165
Proceeds from issuance of Common Stock, net of issuance cost	9,494	-
Proceeds from lines of credit	1,512	231
Repurchase of Common Stock	(12)	-
Net Cash Provided by / (Used in) Financing Activities	$7,378	$(40)

Effect of Changes in Exchange Rate	771	587

Net Increase in Cash, Cash Equivalents, and Restricted Cash	10,554	1,085
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13,641	12,556
Cash, Cash Equivalents, and Restricted Cash at End of Period	$24,195	$13,641

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$63	$46
Income taxes	$286	$438

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	21,428	10,890
Restricted Term-Deposits in Current Assets	819	816
Restricted Term-Deposits in Non-Current Assets	1,948	1,935
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$24,195	$13,641

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $819 as of June 30, 2026 are classified as current assets as they relate to short-term trade financing. Restricted deposits of $1,948 as of June 30, 2026 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED June 30, 2026 and 2025

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - Trio-Tech International (the “Company” or “TTI”) was incorporated in fiscal year ended June 30, 1958 under the laws of the State of California. TTI provides third-party semiconductor testing and burn-in services primarily through its laboratories in Southeast Asia. The Company also designs, develops, manufactures and markets a broad range of equipment and systems used in the manufacturing and testing of semiconductor devices and electronic components. During the year ended June 30, 2026, TTI conducted business in two business segments: Semiconductor Back-End Solutions and Industrial Electronics. TTI has subsidiaries in the U.S., Singapore, Malaysia, Thailand, Indonesia, and China as follows:

	Ownership	Location
Express Test Corporation (Dormant)	100%	Van Nuys, California
Trio-Tech Reliability Services (Dormant)	100%	Van Nuys, California
KTS Incorporated, dba Universal Systems (Dormant)	100%	Van Nuys, California
European Electronic Test Centre (Dormant)^^	Nil	Cayman Islands
Trio-Tech International Pte. Ltd.	100%	Singapore
Universal (Far East) Pte. Ltd.*	100%	Singapore
Trio-Tech International (Thailand) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Bangkok) Co. Ltd. *	100%	Bangkok, Thailand
Trio-Tech (Malaysia) Sdn. Bhd.#*	100%	Penang and Selangor, Malaysia
Prestal Enterprise Sdn. Bhd. (76% owned by Trio-Tech International Pte. Ltd.)	76%	Selangor, Malaysia
Trio-Tech (SIP) Co., Ltd. *	100%	Suzhou, China
Trio-Tech (Chongqing) Co. Ltd. *	100%	Chongqing, China
SHI International Pte. Ltd. (Dormant) (55% owned by Trio-Tech International Pte. Ltd)^	55%	Singapore
PT SHI Indonesia (Dormant) (95% owned by SHI International Pte. Ltd.)^	Nil	Batam, Indonesia
Trio-Tech (Tianjin) Co., Ltd. *	100%	Tianjin, China
Trio-Tech (Jiangsu) Co., Ltd. (100% owned by Trio-Tech (SIP) Co., Ltd.)	100%	Suzhou, China

* 100% owned by Trio-Tech International Pte. Ltd.

# On September 17, 2025, the Company and Lodestar Enterprise Sdn. Bhd. (“Lodestar”) entered into an Equity Purchase Agreement (“Agreement”) pursuant to which the Company, through its wholly owned subsidiary, Trio-Tech International Pte. Ltd (Singapore) (“Trio-Tech Singapore”) agreed to acquire from Lodestar the remaining 50% of the total share capital of Trio-Tech (Malaysia) Sdn. Bhd. ("Trio-Tech Malaysia") owned by Lodestar and not already owned by Trio-Tech Singapore (the “Acquisition”). The Company received the required approval from the Ministry of Investment, Trade and Industry in Malaysia, and the Acquisition was consummated on December 3, 2025. The purchase price for the Acquisition was RM14,200, paid in cash, or approximately $3,503. Upon consummation of the Acquisition, the Company, through Trio-Tech Singapore, now owns 100% of the share capital of Trio-Tech Malaysia.

^During the second quarter of fiscal 2026, it was identified that PT SHI Indonesia, a dormant entity that was 95% owned by SHI International Pte Ltd has been dissolved, and this dissolution did not have a material impact on the Company's consolidated financial statements.

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

On July 1, 2025, the Company’s subsidiary Universal (Far East) Pte. Ltd. changed its functional currency from the Singapore Dollar (“SGD”) to the U.S Dollar (“USD”). Management concluded that significant economic facts and circumstances have changed such that the new functional currency better reflects the subsidiary’s operating environment. The change has been accounted for prospectively from July 1, 2025. Prior periods have not been restated. Assets and liabilities at the date of change were translated at the rates as of that date, and translation gains/losses arising after that date are recognized in other comprehensive income.

Liquidity – The Company made a net loss attributable to common shareholders of $34 during the year ended June 30, 2026 (“Fiscal 2026”) and net loss attributable to common shareholders of $41 during the year ended June 30, 2025 (“Fiscal 2025”), respectively.

The Company’s core businesses, Semiconductor Back-end Solutions (“SBS”) and Industrial Electronics (“IE”), operate in a volatile industry, where average selling prices and product costs are influenced by competitive factors. These factors create pressures on sales, costs, earnings and cash flow, which can impact liquidity.

Foreign Currency Translation and Transactions – The U.S. dollar is the functional currency of the U.S. parent company and Company’s subsidiary Universal (Far East) Pte. Ltd. SGD, the national currency of Singapore, is the primary currency of the economic environment in which the operations in Singapore are conducted. The Company also has business entities in Malaysia, Thailand and China of which the Malaysian ringgit (“RM”), Thai baht (“THB”) and Chinese renminbi (“RMB”), are the national currencies. The Company uses the U.S. dollar for financial reporting purposes.

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

Revenue derived from testing services in SBS and IE segments is recognized when services are rendered and the related performance obligation is satisfied. Revenue generated from sale of products for both SBS and IE segments are recognized at a point in time when control of the products is transferred to the customer. Control is generally transferred upon delivery and customer acceptance, as applicable under the terms of the arrangement. Revenue is measured based on the transaction price specified in the contract and is recognized when the Company satisfies its performance obligation and it is probable that the Company will collect substantially all of the consideration to which it is entitled.

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

Certain customers can request installation and training services to be performed for certain products sold. These services are mainly for helping customers with the test runs of the machines sold and are considered a distinct performance obligation. Such services can be provided by other entities as well and these do not significantly modify the product. The Company recognizes the revenue at a point in time when the Company has satisfied its performance obligation.

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

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and improvements to the assets are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations and comprehensive income.

Long-Lived Assets and Impairment – The Company’s business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand.

The Company evaluates the long-lived assets, including property, plant and equipment and investment property, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in the stock price for a sustained period of time. If the sum of estimated undiscounted cash flows is less than the carrying value, an impairment loss is recognized for the amount by which the carrying value exceeds the estimated fair value of the asset group.

The Company applies the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC Topic 360”), to property, plant and equipment. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Leases – The Company applies the guidance in ASC Topic 842, Leases (“ASC Topic 842”) to its individual leases of assets. When the Company receives substantially all the economic benefits from and directs the use of specified property, plant and equipment, the transactions give rise to leases. The Company’s lease portfolio include real estate leases. The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluates whether the lease is an operating lease or a finance lease at the commencement date.

When the rate implicit in a lease cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to measure lease liabilities and corresponding right-of-use assets. The incremental borrowing rate used by the Company is based on benchmark rates and adjusted by credit spreads commensurate with the Company's secured borrowing rate over a similar term.

All of the leases under which the Company is the lessor will continue to be classified as operating leases.

Comprehensive Income or Loss – ASC Topic 220, Reporting Comprehensive Income, (“ASC Topic 220”), establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of general-purpose consolidated financial statements. The Company has chosen to report comprehensive income or loss in the statements of operations and comprehensive income. Comprehensive income or loss is comprised of net income or loss and all changes to shareholders’ equity except those due to investments by owners and distributions to owners.

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

Retained Earnings – It is the intention of the Company to re-invest earnings of its foreign subsidiaries in the operations of those subsidiaries. These taxes are undeterminable as of the date of this Annual Report. The amount of earnings retained in subsidiaries was $23,119 and $23,374 as of June 30, 2026 and 2025, respectively.

Research and Development Costs – The Company incurred research and development costs of $397 and $384 during Fiscal 2026 and 2025, respectively, which were charged to operating expense as incurred.

Stock-based Compensation – The Company calculates compensation expense related to stock option awards made to employees and directors based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of our stock option awards using the Black-Scholes option pricing model and for awards without performance condition the related stock-based compensation is recognized over the period in which a participant is required to provide service in exchange for the stock-based award, which is generally three years. The Company recognizes stock-based compensation expense in the consolidated statements of operations and comprehensive income based on awards ultimately expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Determining the fair value of stock-based awards at the grant date requires significant judgment. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by our estimated Common Stock fair value as well as other subjective assumptions including the expected term of the awards, the expected volatility over the expected term of the awards, expected dividend yield and risk-free interest rates. The assumptions used in our option-pricing model represent management’s best estimates and are as follows:

●

Fair Value of Common Stock. We determined the fair value of each share of underlying Common Stock based on the means of the high and the low prices of Shares sold on an established securities market on the date the option is granted.

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

ASC Topic 820, Fair Value Measurements (“ASC Topic 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Concentration of Credit Risk – Financial instruments that subject the Company to credit risk consist of trade account receivables. The Company conducts ongoing credit evaluations of its customers for potential credit losses. The Company generally does not require collateral. The Company believes that its credit policies do not result in significant adverse risk and historically it has not experienced significant credit related losses.

Investments – The Company (a) evaluates the sufficiency of the total equity at risk, (b) reviews the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group, and (c) establishes whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. The Company would consolidate an investment that is determined to be a VIE if it was the primary beneficiary. The primary beneficiary of a VIE is determined by a primarily qualitative approach, whereby the variable interest holder, if any, has the power to direct the VIE’s most significant activities and is the primary beneficiary. Through a primarily qualitative approach, the variable interest holder who has the power to direct the VIE’s most significant activities and have the obligation to absorb the majority of their losses or benefits is determined to be the primary beneficiary. To the extent that the investment does not qualify as VIE, the Company further assesses the existence of a controlling financial interest under a voting interest model to determine whether the investment should be consolidated.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expense. This standard update is effective for Company beginning in the fiscal year ending June 30, 2026. Early adoption is permitted on a prospective basis. We adopted ASU 2023-09 starting with annual report for the fiscal year ended June 30,2026 on a prospective basis.

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

Other new pronouncements issued but not yet effective as of  June 30, 2026 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.  TERM DEPOSITS

	For the Year Ended June 30,
	2026	2025

Short-term deposits	$4,740	$5,571
Currency translation effect on short-term deposits	(446)	246
Total short-term deposits	$4,294	$5,817
Restricted term deposits - Current	830	768
Currency translation effect on restricted term deposits	(11)	48
Total restricted term deposits - Current	$819	$816
Restricted term deposits - Non-current	1,961	1,797
Currency translation effect on restricted term deposits	(13)	138
Total restricted term deposits - Non-current	$1,948	$1,935
Total term deposits	$7,061	$8,568

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $$ 819 as of June 30, 2026 are classified as current assets as they relate to short-term trade financing. Restricted deposits of $$ 1,948 as of June 30, 2026 are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations. Short-term deposits represent bank deposits, which do not qualify as cash equivalents.

4.  SHORT-TERM INVESTMENT

Short-term investments consist of unit interests in a non-principal-guaranteed, net-asset-value-based bank wealth-management product that invests primarily in fixed-income assets. The investment represents a beneficial interest in a managed investment portfolio and does not represent a direct investment in the underlying debt securities, or a debt security issued by the bank. The carrying amount of the investment is based on the unit net asset value published by the product manager. Changes in the unit net asset value are recognized in other income in the Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2026, the carrying amount of the Company’s short-term investment was $368. No material changes in the unit net asset value were recognized during the fiscal year ended June 30, 2026. Refer to Note 17 for the related fair-value information.

5.  TRADE ACCOUNT RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial conditions, and although management generally does not require collateral, letters of credit may be required from the customers in certain circumstances.

The allowance for credit losses represents management’s expected credit losses in our trade receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the trade receivables, but that have not been specifically identified. Based on the information available to us, management believed the allowance for credit losses as of  June 30, 2026 and June 30, 2025 was adequate.

The following table represents the changes in the allowance for credit losses:

	For the Year Ended June 30,
	2026	2025

Beginning	$35	$209
Additions charged to expenses	201	62
Recovered	(7)	(61)
Written off	(35)	(178)
Currency translation effect	-	3
Ending	$194	$35

6.  LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of June 30, 2026.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	294
Less: allowance for expected credit losses		(2,000)	(294)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to RMB 2,000, or approximately $294 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on TTI’s financial policy, an allowance for expected credit losses of $294 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for twelve months ended June 30, 2026 and 2025. TTCQ is in the legal process of recovering the outstanding amount of approximately $294.

7.  INVENTORIES

Inventories consisted of the following:

	For the Year Ended June 30,
	2026	2025

Raw materials	$1,573	$1,438
Work in progress	1,794	658
Finished goods	883	838
Less: provision for obsolete inventories	(821)	(851)
Currency translation effect	(23)	179
	$3,406	$2,262

The following table represents the changes in provision for obsolete inventories:

	For the Year Ended June 30,
	2026	2025

Beginning	$851	$679
Additions charged to expenses	33	160
Usage – disposition	(58)	(10)
Currency translation effect	(5)	22
Ending	$821	$851

8.  INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of June 30, 2026 and June 30, 2025. The exchange rate is based on the market rate as of June 30, 2026 and June 30, 2025.

	For the Year Ended June 30,
	2026	2025

Property I – MaoYe Property
Cost	$301	$301
Less: Accumulated depreciation	(264)	(250)
Currency translation effect	(10)	(11)
	$27	$40

	For the Year Ended June 30,
	2026	2025

Property II – JiangHuai Property
Cost	$137	$137
Less: Accumulated depreciation	(50)	(25)
Currency translation effect	(1)	1
	$86	$113

	For the Year Ended June 30,
	2026	2025

Property III – FuLi Property
Cost	$648	$648
Less: Accumulated depreciation	(411)	(382)
Currency translation effect	(57)	(74)
	$180	$192

Rental Property I - MaoYe

MaoYe property generated a rental income of $13 and $25 for both Fiscal 2026 and 2025, respectively.

A lease agreement was entered into on  April 15, 2026 for a period of 2 years at a monthly rate of RMB12, or approximately $2.

Depreciation expense for MaoYe was $14 for both Fiscal 2026 and 2025.

Rental Property II - JiangHuai

JiangHuai properties generated a rental income of $6 and $2 for Fiscal 2026 and 2025, respectively. On  January 1, 2025, the Company entered into a three-year lease agreement with a monthly rental payment of RMB2, or approximately $0.3. On  September 17, 2025, the Company entered into another one-year lease with a monthly rental of RMB2, or approximately $0.3. Additionally, on  October 30, 2025, the Company executed three separate lease agreements with terms of three years each and a monthly rental of RMB2, or approximately $0.3; The Company had commenced collecting rental income from the two of the three leased units. Rental income for the remaining unit has not yet commenced, as the unit is pending completion of utility connections.

Depreciation expense for JiangHuai was $25 for both Fiscal 2026 and 2025.

Rental Property III – FuLi

FuLi properties generated a rental income of $14 and $9 for Fiscal 2026 and 2025, respectively.

A lease agreement was entered into October 10, 2024 for a period of four years at a monthly rate of RMB9, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for FuLi was $29 and $28 for Fiscal 2026 and 2025, respectively.

Summary

Total rental income for all investment properties in China was $33 and $36 for Fiscal 2026 and 2025, respectively.

Depreciation expense for all investment properties in China was $68 and $67 for both Fiscal 2026 and 2025, respectively.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	For the Year Ended June 30,
	Life in Years	2026	2025
Building and improvements	3 - 50	$5,330	$5,260
Leasehold improvements	3 - 5	7,856	7,446
Machinery and equipment *	3 - 7	24,763	23,260
Furniture and fixtures	3 - 5	1,180	1,205
Equipment under finance leases	3 - 5	-	410
Property, plant and equipment, gross		$39,129	$37,581
Less: accumulated depreciation		(30,260)	(29,350)
Less: accumulated amortization of equipment under finance leases *		-	(133)
Total accumulated depreciation		$(30,260)	$(29,483)
Property, plant and equipment before currency translation effect, net		$8,869	$8,098
Currency translation effect		(2,271)	(2,077)
Property, plant and equipment, net		$6,598	$6,021

Depreciation and amortization expense for property, plant and equipment during Fiscal 2026 and 2025 was $1,319 and $1,285, respectively.

* As of June 30, 2026, Machinery and equipment includes assets with a carrying value of $156 (2025: $229) that are subject to a financial arrangement, with a related obligation of $80 (2025: $172) included in bank loans (refer to Note 14). The equipment continues to be depreciated over its remaining useful life.

10.  OTHER ASSETS

Other assets consisted of the following:

	For the Year Ended June 30,
	2026	2025

Deposits for rental and utilities and others	778	219
Downpayment for Purchase of Investment Properties*	1,580	1,580
Less: Provision for impairment	(1,580)	(1,580)
Currency translation effect	(4)	12
Total	$774	$231

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

The Company’s credit rating provides it with readily and adequate access to funds in global markets.

As of June 30, 2026, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit/ Revolving term loan	Cost of Funds Rate +1.25%/+1.75%	$4,022	$3,768
Universal (Far East) Pte. Ltd.	Lines of Credit/ Revolving term loan	Cost of Funds Rate +1.25%/+1.75%	$1,547	$1,509
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$369	$369

As of June 30, 2025, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit	Cost of Funds Rate +1.25%	$4,155	$3,856
Universal (Far East) Pte. Ltd.	Lines of Credit	Cost of Funds Rate +1.25%	$1,960	$1,864
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$354	$354

12.  ACCRUED EXPENSE

Accrued expense consisted of the following:

	June 30,	June 30,
	2026	2025

Payroll and related costs	$1,581	$1,040
Commissions	135	155
Travel expenses	36	24
Legal and audit	388	302
Sales tax	42	61
Sales rebate	41	46
Utilities	102	95
Warranty	23	17
Accrued purchase	152	339
Provision for reinstatement	163	555
Other accrued expense	63	125
Acquisition of subsidiary shares from non-controlling interest	-	141
Currency translation effect	86	136
Total	$2,812	$3,036

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

	For the Year Ended June 30,
	2026	2025

Beginning	$17	$27
Additions charged to cost and expense	17	4
Utilization	(11)	(15)
Currency translation effect	-	1
Ending	$23	$17

14.  BANK LOANS PAYABLE

	June 30,	June 30,
	2026	2025

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.60% and 4.85% for June 30, 2026 and 2025 respectively) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,401 and $2,351, as of June 30, 2026 and 2025 respectively.	$365	$508
Financing arrangement at fixed interest rate 3.2% per annum, with monthly payments of principal plus interest through July 2025.	-	4
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	30	85
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	50	87
Total bank loans payable	$445	$684

Current portion of bank loans payable	235	225
Currency translation effect on current portion of bank loans	11	31
Current portion of bank loans payable	246	256
Long-term portion of bank loans payable	184	368
Currency translation effect on long-term portion of bank loans	15	60
Long-term portion of bank loans payable	$199	$428

Future minimum payments (excluding interest) as of June 30, 2026, were as follows:

2027	$246
2028	189
2029	10
Total obligations and commitments	$445

Future minimum payments (excluding interest) as of June 30, 2025, were as follows:

2026	$256
2027	236
2028	181
2029	11
Total obligations and commitments	$684

15.  OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following:

	June 30,	June 30,
	2026	2025
Provision for reinstatement	$905	$-
Other long term liabilities	33	31
	$938	$31

16.  COMMITMENTS AND CONTINGENCIES

The Company has capital commitments for capital expenditure amounting to $281 as at  June 30, 2026, as compared to capital commitment of $16 as at  June 30, 2025. As at June 2026, the capital commitment is attributable to China and Malaysia operation's capital investment. The increase in capital commitments reflects planned investments in equipment and infrastructure intended to support capacity expansion for current and expected burn-in service orders.

Deposits with banks are not fully insured by the local government or agency and are consequently exposed to risk of loss. The Company believes that the probability of bank failure, causing loss to the Company, is remote.

During the third quarter of Fiscal 2026, the Company's Malaysia subsidiary entered into a one-year customs bond arrangement totaling MYR10 million or approximately $2,470. This bond serves as a financial guarantee for the payment of duties and taxes in the event of any violation of temporary import or controlled schemes. As of the reporting date, management does not expect any material liabilities to arise from this arrangement. Refer to Note 29, Subsequent Events, for an increase in the value of this bond arrangement effective after Fiscal 2026.

The Company is, from time to time, the subject of litigation claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the year ended June 30, 2026, or for the same period in the prior year.

Term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments.

Restricted term deposits (Level 2) – The carrying amount approximates fair value because of the short maturity of these instruments.

Short-term investments (Level 2) - Fair value is determined based on the unit net asset value published by the product manager, which is derived primarily from observable market inputs relating to the underlying fixed-income assets.

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

18.  CONCENTRATION OF CUSTOMERS

During the years ended June 30, 2026 and 2025, the Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Year Ended June 30,
	2026	2025
Revenue
- Customer A	38.7%	3.5%
- Customer B	10.4%	16.8%
- Customer C	8.5%	20.7%

	As of June 30,
	2026	2025
Trade Account Receivables
- Customer A	22.2%	4.5%
- Customer B	10.1%	22.4%
- Customer C	6.3%	22.0%

19.  BUSINESS SEGMENTS

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a reporting entity, the operating results of which are reviewed regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and to assess performance. Our CODM is our Chief Executive Officer.

Our operating businesses are organized based on the nature of markets. The SBS segment comprises our core semiconductor back-end equipment manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries are being reported together in our IE segment. A detailed description of our operating segments can be found in the overall business strategies and business segments section of Item 1 of this Report, entitled "Business".

Our CODM uses total revenue, gross profit, operating income and total assets in assessing segment performance and deciding how to allocate resources. Segment operating income includes corporate allocations. Segment revenues include sales of equipment and services by our segments. Total intersegment sales were $65 in the year ended June 30, 2026 and $216 in the year ended June 30, 2025. Certain corporate costs, including those related to legal, information technology, human resources and shared services are allocated to our segments on a combination of factors based on their relative revenues, manpower costs and fixed assets investments.

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

The following segment information table includes segment operating income or loss after including corporate expenses allocated to the segments, which gets eliminated in the consolidation:

			Gross	Operating
	Year Ended		Profit /	Income /	Total	Depr. And	Capital
	Jun. 30,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-End Solutions	2026	$49,018	$7,704	$403	$30,377	$1,959	$1,693
	2025	$24,682	$6,766	$411	$23,114	$2,437	$867

Industrial Electronics	2026	13,554	$2,752	$176	$6,593	$261	$48
	2025	11,756	$2,412	$236	$6,659	$236	$100

Corporate/Others & Unallocated	2026	33	$(39)	$(783)	$23,717	$71	$-
	2025	35	$(34)	$(393)	$11,295	$68	$-

Total Company	2026	$62,605	$10,417	$(204)	$60,687	$2,291	$1,741
	2025	$36,473	$9,144	$254	$41,068	$2,741	$967

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

20.  OTHER INCOME / (EXPENSE)

Other income / (expense) consisted of the following:

	For the Year Ended June 30,
	2026	2025
Interest income	$237	$314
Unrealized income from investment	1	-
Other rental income	121	138
Exchange loss	(110)	(671)
Dividend income	363	-
Other miscellaneous income	29	38
Total	$641	$(181)

21.  GOVERNMENT GRANTS

	For the Year Ended June 30,
	2026	2025
Government grants	$17	$145

During Fiscal 2026, the Company received government grants amounting to $17, $15 of which was an incentive from the Singapore government for local resident recruitment and the remaining $2 related to capital expenditure subsidy received from the government in China.

During Fiscal 2025, the Company received government grants amounting to $145, $82 of which was an incentive from the Singapore government for local resident recruitment, $48 from the U.S. government related to Employee Retention Credit (“ERC”) and the remaining $15 related to capital expenditure subsidy received from the government in China.

22.  INCOME TAXES

Income before provision for income taxes consists of the following:

	For the Year Ended June 30,
	2026	2025
United States	(585)	(642)
Foreign	974	815
Total	$389	$173

The components of the provision for income taxes are as follows:

	For the Year Ended June 30,
	2026	2025
Current:
Federal	$51	$(25)
State	2	5
Foreign	340	141
	$393	$121
Deferred:
Federal	6	-
Foreign	(171)	47
Total	$228	$168

Beginning in the fiscal year ended June 30, 2026, we adopted ASU 2023-09 on a prospective basis. The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended June 30, 2026 was as follows:

	For the Year Ended June 30, 2026
US federal statutory tax rate	$82	21.00%
State and local income taxes, net of federal income tax effect	2	0.49%
Foreign tax effects
Cayman Islands	33	8.61%
China	184	47.38%
Malaysia	(323)	(83.12)%
Singapore	51	13.09%
Thailand	(11)	(2.93)%
Effect of cross border tax laws	9	2.40%
Tax credits	11	2.87%
Changes in valuation allowances	46	11.95%
Non-taxable or non-deductible items
Stock options	119	30.70%
Other non-taxable or non-deductible Items	28	7.24%
Other reconciling items
Return to provision adjustments	20	5.11%
Penalties	1	0.12%
Adjustment to rate differential	(24)	(6.38)%
Effective income tax rate	$228	58.53%

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate was as follows:

	For the Year Ended June 30,
	2025	2024
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	0.11	0.75
Permanent items and credits	126.63	11.04
Foreign rate differential	(52.40)	(4.23)
Tax true-ups and adjustments	14.27	-
Other	12.28	0.34
Changes in valuation allowance	14.70	0.93
Effective rate	136.59%	29.83%

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended June 30, 2026 was as follows

For the Year Ended June 30, 2026
Federal	$81
State	7
Foreign
Singapore	109
Thailand	74
Other	15
Cash paid for income taxes, net of refunds received	$286

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

Due to the enactment of Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the year ended June 30, 2026.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary as a component of penalties and interest expenses, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expenses at June 30, 2026.

Temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

	For the Year Ended June 30,
	2026	2025
Deferred tax assets:
Net operating losses and credits	$1,697	$646
Inventory valuation	83	75
Accrued vacation	39	33
Accrued expense	89	42
Fixed asset basis	19	25
Investment	74	70
General business credit	28	39
Total deferred tax assets	$2,029	$930

Deferred tax liabilities:
Depreciation	$(543)	$(196)
Right-of-use assets	(757)	(10)
Other	(8)	(1)
Total deferred tax liabilities	$(1,308)	$(207)

Subtotal	721	723
Valuation allowance	(462)	(642)
Net deferred tax assets	$259	$81

Presented as follows in the balance sheets:
Deferred tax assets	$281	$91
Deferred tax liabilities	(22)	(10)
Net deferred tax assets	$259	$81

The valuation allowance decreased by $180 in Fiscal 2026 and increased by $62 in Fiscal 2025. The decrease was primarily attributable to improved operating results and management's expectation of future taxable income, which resulted in a change in the assessment of the realizability of certain deferred tax assets and a corresponding reduction in the related valuation allowance.

At June 30, 2026, the Company had $65 federal net operating loss carry-forward and had state net operating loss carry-forward of $2,529, which expire through 2039. These carryovers may be subject to limitations under I.R.C. Section 382. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not that some portion of the Company's deferred tax assets in certain U.S. and foreign jurisdictions will not be realized. Accordingly, a valuation allowance has been maintained against deferred tax assets recorded in the US and various foreign jurisdictions.

Generally, U.S. federal, state, and foreign taxing authorities may examine the Company’s tax returns for three years, four years, and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to adjust the Company’s net operating loss carry-forwards until the statute of limitations closes on the tax years in which the net operating losses are utilized. Foreign tax authorities are currently conducting audits of our subsidiaries in Malaysia and China.

23.  REVENUE

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

Under the IE segment, the Company designs, manufactures and distributes an extensive range of test, process and other equipment used in the manufacturing processes of customers in various industries in the consumer and industrial market.  Leveraging our engineering and integration expertise, the Company customize and optimize these solutions to meet the unique requirements of each customer, delivering enhanced performance, reliability, and value.

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

Majority of the equipment sales include a 12-month warranty. The Company generally provides a limited warranty that our products comply with applicable specifications at the time of delivery. Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective parts. The Company has concluded that the warranty provided for standard products are assurance type warranties and are not separate performance obligations.

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

SBS and IE product sales were $10,234 and $12,964, respectively, for the fiscal year ended  June 30, 2026, compared with $9,725 and $11,065, respectively, for the fiscal year ended  June 30, 2025.

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

SBS and IE service sales were $38,784 and $590, respectively, for the fiscal year ended  June 30, 2026, compared with $14,957 and $691, respectively, for the fiscal year ended  June 30, 2025.

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

The following table is the reconciliation of contract balances.

	June 30,	June 30,
	2026	2025

Trade Accounts Receivable	$13,546	$10,804
Accounts Payable	$7,577	$1,896
Contract Liabilities	$200	$250

The Company had $3 and $nil remaining performance obligations, which represents our obligation to deliver products and services as of June 30, 2026 and 2025 respectively. Given the profile of the contract terms, the Company expects to recognize the remaining performance obligations as revenue in full within the next two years.

Contract liabilities were $200 and $250 as of June 30, 2026 and 2025, respectively. Revenue recognized during the period that was included in contract liabilities at the beginning of the period was $250 for Fiscal 2026 and $754 for Fiscal 2025.

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

24.  EARNINGS PER SHARE

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

Options to purchase 1,311,275 shares of Common Stock at exercise prices ranging from $2.25 to $6.92 per share were outstanding as of June 30, 2026. As the Company incurred a net loss in fiscal 2026, approximately 753,000 potentially dilutive shares related to outstanding stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same for fiscal 2026.

Options to purchase 1,639,225 shares of Common Stock at exercise prices ranging from $1.87 to $3.88 per share were outstanding as of June 30, 2025. As the Company incurred a net loss in fiscal 2025, approximately 186,000 potentially dilutive shares related to outstanding stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same for fiscal 2025.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the years presented herein:

	For the Year Ended June 30,
	2026	2025

Loss attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$(65)	$(36)
Income / (loss) attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	31	(5)
Net Loss Attributable to Trio-Tech International Common Shareholders	$(34)	$(41)

Weighted average number of common shares outstanding - basic	9,009	8,542
Dilutive effect of stock options	-	-
Number of shares used to compute earnings per share - diluted	9,009	8,542

Basic loss per share from continuing operations attributable to Trio-Tech International	$(0.00)	$(0.00)
Basic loss per share from discontinued operations attributable to Trio-Tech International	-	-
Basic loss per share from net income attributable to Trio-Tech International	$(0.00)	$(0.00)

Diluted loss per share from continuing operations attributable to Trio-Tech International	$(0.00)	$(0.00)
Diluted loss per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted loss per share from net income attributable to Trio-Tech International	$(0.00)	$(0.00)

25.  STOCK OPTIONS

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

●	A risk-free interest rate varying from 3.15% to 4.40% (2025: 0.11% to 4.59%);
●	No expected dividend payments and;
●	Expected volatility of 74% to 128% (2025: 46.0% to 73.9%).

The expected volatilities are based on the historical volatility of the Company’s Common Stock. Due to higher volatility, the observation was made on a daily basis for the 12 months ended June 30, 2026 and 2025 respectively. The observation period covered is consistent with the expected life of the options. The expected life of the options granted to employees has been determined utilizing the “simplified” method as prescribed by ASC Topic 718 Stock Based Compensation, which, among other provisions, allows companies whose historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, to use a simplified approach for estimating the expected life of a “plain vanilla” option grant. The simplified rule for estimating the expected life of such an option is the average of the time to vesting and the full term of the option. The risk-free rate is consistent with the expected life of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

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

During the year ended June 30, 2026, the Company granted options to purchase 169,000 shares of its Common Stock to employees pursuant to the 2017 Employee Plan, with a weighted average grant-date fair value of $4.66.

During the year ended June 30, 2025, the Company granted options to purchase 158,125 shares of its Common Stock to employees pursuant to the 2017 Employee Plan, with a weighted average grant-date fair value of $3.10.

There were 312,714 stock options exercised under the 2017 Employee Plan during the year ended June 30, 2026. The Company recognized stock-based compensation expense of $286 in the year ended June 30, 2026 under the 2017 Employee Plan. The balance of unamortized stock-based compensation of $205 based on fair value on the grant date related to options granted under the 2017 Employee Plan is to be recognized over a period of 3 years. The weighted average remaining contractual term for non-vested options outstanding under the 2017 Employee Plan was 1.56 years.

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

As of June 30, 2026, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 282,062 shares of Common Stock, with a weighted average exercise price of $3.15, and a weighted average contractual term of 2.25 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan as of June 30, 2026, was $890.

As of June 30, 2025, there were vested employee stock options granted under the 2017 Employee Plan covering a total of 421,500 shares of Common Stock, with a weighted average exercise price of $2.79, and a weighted average contractual term of 2.35 years. The total fair value of vested employee stock options outstanding under the 2017 Employee Plan as of June 30, 2025, was $1,179.

A summary of option activities under the 2017 Employee Plan during the years ended June 30, 2026 and 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024*	543,779	2.68	3.43	268
Granted	158,125	3.10	-	-
Exercised	(5,000)	2.49	-	-
Outstanding at June 30, 2025	696,904	2.78	2.88	113
Granted	169,000	4.66	-	-
Exercised	(312,714)	2.66	-	-
Forfeited or expired	(4,000)	2.44	-	-
Outstanding at June 30, 2026	549,190	3.41	2.89	4,888
Exercisable at June 30, 2026	282,062	3.15	2.25	2,585

*In connection with the  two-for- one stock split effected on  January 5, 2026, outstanding stock options were adjusted to preserve their economic value. As a result of rounding adjustments applied on an award-by-award basis, the sum of option activity presented  may not equal the mathematical application of the stock split ratio.

A summary of the status of the Company’s non-vested employee stock options during the years ended June 30, 2026 and 2025, is presented below:

		Weighted
		Average
		Grant-Date
		Fair
	Options	Value
Non-vested at July 1, 2024 *	269,867	$2.56
Granted	158,125	3.10
Vested	(154,000)	-
Non-vested at June 30, 2025	273,992	$2.74
Granted	169,000	4.66
Vested	(175,864)	-
Non-vested at June 30, 2026	267,128	$3.70

*In connection with the two-for-one stock split effected on January 5, 2026, outstanding stock options were adjusted to preserve their economic value. As a result of rounding adjustments applied on an award-by-award basis, the sum of option activity presented  may not equal the mathematical application of the stock split ratio.

2017 Directors Equity Incentive Plan

The 2017 Directors Plan permits the grant of options to its directors in the form of non-qualified options and restricted stock, and initially covered up to an aggregate of 600,000 shares of Common Stock. In September 2020, the Company’s Board of Directors approved an amendment to the 2017 Directors Plan to increase the shares covered thereby from 600,000 shares to an aggregate of 1,200,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2020. In  October 2023, the Company’s Board of Directors approved an amendment to the 2017 Directors Plan to increase the shares covered thereby from 1,200,000 shares to an aggregate of 1,800,000 shares, which amendment was approved by the Company’s shareholders at the annual meeting held in December 2023.

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

During the year ended June 30, 2026, the Company granted options to purchase 200,000 shares of its common stock to directors pursuant to the 2017 Directors Plan, with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant, and a fair value of approximately $510, based on the fair value of $2.55 per share determined by the Black-Scholes option pricing model.

During the year ended June 30, 2025, the Company granted options to purchase 200,000 shares of its common stock to directors pursuant to the 2017 Directors Plan, with an exercise price equal to the fair market value of Common Stock (as defined under the 2017 Directors Plan in conformity with Regulation 409A or the Internal Revenue Code of 1986, as amended) at the date of grant, and a fair value of approximately $204, based on the fair value of $1.02 per share determined by the Black-Scholes option pricing model.

There were 380,236 stock options exercised under the 2017 Directors Plan during the year ended June 30, 2026. The Company recognized stock-based compensation expense of $283 in the year ended June 30, 2026 under the 2017 Directors Plan. The balance of unamortized stock-based compensation of $227 based on fair value on the grant date related to options granted under the 2017 Director Plan is to be recognized over a period of 2 years. The weighted average remaining contractual term for non-vested options outstanding under the 2017 Director Plan was 1.56 years.

There were 120,000 stock options exercised under the 2017 Directors Plan during the year ended June 30, 2025. The Company recognized stock-based compensation expense of $204 in the year ended June 30, 2025 under the 2017 Directors Plan.

A summary of option activities under the 2017 Directors Plan during the years ended June 30, 2026 and 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2024*	862,321	$2.62	2.88	$531
Granted	200,000	2.51	-	-
Exercised	(120,000)	1.27	-	-
Outstanding at June 30, 2025	942,321	$2.90	2.88	$136
Granted	200,000	6.92	2.88	531
Exercised	(380,236)	2.79	-	-
Outstanding at June 30, 2026	762,085	$4.01	2.74	$6,334
Exercisable at June 30, 2026	612,085	$3.30	2.30	$5,524

*In connection with the two-for-one stock split effected on  January 5, 2026, outstanding stock options were adjusted to preserve their economic value. As a result of rounding adjustments applied on an award-by-award basis, the sum of option activity presented  may not equal the mathematical application of the stock split ratio.

There were 150,000 and nil unvested stock options granted under the 2017 Directors Plan as of June 30, 2026 and June 30, 2025.

A summary of the status of the Company’s non-vested director stock options during the years ended June 30, 2026 and 2025, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2025	-	$-
Granted	200,000	6.92
Vested	(50,000)	-
Non-vested at June 30, 2026	150,000	$6.92

26.  LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 48 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases were $68 and $67 for the years ended June 30, 2026 and 2025, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2027 to the fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancellable operating leases, and is contractually due as of  June 30, 2026, as follows:

2027	$169
2028	171
2029	29
$369

Future minimum rental income in China and Thailand to be received from Fiscal 2026 to fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancellable operating leases, and is contractually due as of June 30, 2025, as follows:

2026	$65
2027	23
2028	18
2029	4
$110

Company as Lessee

The Company is the lessee under operating leases for corporate offices and research and development facilities with remaining lease terms of one year to five years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows:

Components of Lease Balances	June 30,	June 30,
	2026	2025
Finance Leases (Plant and Equipment)
Plant and equipment, at cost	$-	$410
Accumulated depreciation	-	(133)
Plant and Equipment, Net	$-	$277

Current portion of finance leases	$-	$43
Net of current portion of finance leases	-	-
Total Finance Lease Liabilities*	$-	$43

Operating Leases (Corporate Offices, Research and Development Facilities)
Operating lease right-of-use assets, Net	$5,481	$864

Current portion of operating leases	2,109	540
Net of current portion of operating leases	3,356	324
Total Operating Lease Liabilities	$5,465	$864

*During fiscal year 2026, the Company's Malaysia and Singapore subsidiary fully repaid the outstanding finance lease liabilities. Upon completion of the repayment, the related asset was reclassified from finance lease liabilities to Machinery and Equipment.

As of  August 2026, the Company's China subsidiary in real estate segment has renewed its 1-year office lease agreement with commencement dates of  August 16, 2026. The future minimum lease payments are $3 and $1 for Fiscal 2027 and Fiscal 2028, respectively.

As the lease terms commence after  June 30, 2026, the Company has not recognized a Right-of-Use ("ROU") asset or the corresponding lease liability in the balance sheet as of that date. The ROU asset and lease liabilities will be recognized in the financial statements upon commencement of the respective lease terms.

	For the Year Ended June 30,
	2026	2025
Lease Cost
Finance lease cost:
Interest on finance lease	$1	$3
Amortization of right-of-use assets	76	78
Total finance lease cost	77	81
Operating Lease Costs	$1,024	$1,450

Other information related to leases was as follows (in thousands except lease term and discount rate):

	For the Year Ended June 30,
	2026	2025
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$(1)	$(3)
Operating cash flows from operating leases	(891)	(1,450)
Finance cash flows from finance leases	(43)	(59)

Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	5,515	450

Weighted-Average Remaining Lease Term:
Finance leases	-	0.65
Operating leases	3.00	2.25
Weighted-Average Discount Rate:
Finance leases	-	1.98%
Operating leases	4.66%	4.93%

As of June 30, 2026, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating
	Lease	Finance Lease
	Liabilities	Liabilities
Fiscal Year
2027	2,317	-
2028	2,035	-
2029	686	-
2030	582	-
2031	261	-
Total future minimum lease payments	$5,881	$-
Less: amount representing interest	(416)	-
Present value of net minimum lease payments	$5,465	$-

Presentation on statement of financial position
Current	2,109	-
Non-Current	3,356	-

As of June 30, 2025, future minimum lease payments under finance leases and noncancelable operating leases were as follows:

	Operating
	Lease	Finance Lease
	Liabilities	Liabilities
Fiscal Year
2026	560	44
2027	146	-
2028	217	-
Total future minimum lease payments	$923	$44
Less: amount representing interest	(59)	(1)
Present value of net minimum lease payments	$864	$43

Presentation on statement of financial position
Current	540	43
Non-Current	324	-

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

On  September 17, 2025, the Company and Lodestar Enterprise Sdn. Bhd. (“Lodestar”) entered into an Equity Purchase Agreement (“Agreement”) pursuant to which the Company, through its wholly-owned subsidiary, Trio-Tech International Pte. Ltd (Singapore) (“Trio-Tech Singapore”) agreed to acquire from Lodestar the remaining 50% of the total share capital of Trio-Tech (Malaysia) Sdn. Bhd. ("Trio-Tech Malaysia") owned by Lodestar and not already owned by Trio-Tech Singapore (the “Acquisition”).  The Company received the required approval from the Ministry of Investment, Trade and Industry in Malaysia, and the Acquisition was consummated on  December 3, 2025. The purchase price for the Acquisition was RM14,200, paid in cash, or approximately $3,503. Upon consummation of the Acquisition, the Company, through Trio-Tech Singapore, now owns 100% of the share capital of Trio-Tech Malaysia.

On June 30, 2025, TTI, through its subsidiary Trio-Tech (SIP) Co., Ltd., a Suzhou, China limited liability company (“Trio-Tech SIP”) acquired 49% of the equity interest of Trio-Tech (Jiangsu) Co. Ltd., a Suzhou, China limited liability company (“Trio-Tech Jiangsu”) from Suzhou Anchuang Technology Management LLP (“Anchuang”), resulting in the acquisition of all the equity interest in Trio-Tech Jiangsu (the “Equity Acquisition”). Prior to the Equity Acquisition, Trio-Tech SIP owned 51% of the equity interest of Trio-Tech Jiangsu. As a result of the Equity Acquisition, Trio-Tech Jiangsu became a wholly-owned subsidiary of Trio-Tech SIP. Trio-Tech SIP is a wholly-owned subsidiary of Trio-Tech International Pte Ltd, a Singapore limited liability company, which is a wholly-owned subsidiary of Trio-Tech International.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

	For the Year Ended June 30,
	2026	2025
Non-controlling interest
Beginning balance	$(37)	$249
Net income	253	41
Acquisition of subsidiary without a change in control	(2,032)	(265)
Dividend declared by subsidiary	(86)	-
Translation adjustment	39	(62)
Ending balance	$(1,863)	$(37)

28. STOCK REPURCHASE PROGRAM

On  May 8, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company  may repurchase up to $1 million of its issued and outstanding Common Stock over a period of two years. Any and all share repurchase transactions are subject to market conditions and applicable legal requirements.

As of June 30, 2026, the Company repurchased 2,593 shares of Common Stock for an aggregate purchase price of $12. $988 remained available under the repurchase authorization.

29. SUBSEQUENT EVENTS

Transfer of Stock Exchange Listing

On September 16, 2026, the Company transferred the listing of its Common Stock from NYSE American LLC to the Nasdaq Global Market. The Company’s Common Stock ceased trading on NYSE American LLC at the close of trading on September 15, 2026, and commenced trading on the Nasdaq Global Market on September 16, 2026, under the existing ticker symbol “TRT.” The transfer did not affect the number of shares outstanding or the Company’s reporting obligations under the Securities Exchange Act of 1934.

Customs Bond Arrangement

On September 8, 2026, the Company's Malaysia subsidiary entered into a revised one-year customs bond arrangement increasing the total bond value from MYR10 million to MYR50 million, or approximately $12,305, to support the subsidiary's expanded business needs. Consistent with the original arrangement, this bond serves as a financial guarantee for the payment of duties and taxes in the event of any violation of temporary import or controlled schemes. Management does not expect any material liabilities to arise from this arrangement.