Form 10-Q
period 2026-09-30
TRIO-TECH INTERNATIONAL
filed 2026-11-12
CIK 732026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 1, 2026, there were 10,321,766 shares of the issuer’s Common Stock, no par value, outstanding.

TRIO-TECH INTERNATIONAL

INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION AND SIGNATURE

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
	(a) Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited), and June 30, 2026	1
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Three Months Ended September 30, 2026 (Unaudited), and September 30, 2025 (Unaudited)	2
	(c) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2026 (Unaudited), and September 30, 2025 (Unaudited)	4
	(d) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2026 (Unaudited), and September 30, 2025 (Unaudited)	5
	(e) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

Signatures		39

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	June 30,
	2026	2026
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,541	$21,428
Short-term deposits	4,295	4,294
Short-term investment	-	368
Trade accounts receivable, less allowance for expected credit losses of $196 and $194, respectively	18,913	13,546
Other receivables	2,393	1,056
Inventories, less provision for obsolete inventories of $843 and $821, respectively	6,965	3,406
Prepaid expense and other current assets	571	395
Restricted term deposits	833	819
Total current assets	52,511	45,312
NON-CURRENT ASSETS:
Deferred tax assets	196	281
Investment properties, net	279	293
Property, plant and equipment, net	7,035	6,598
Operating lease right-of-use assets	5,250	5,481
Other assets	775	774
Restricted term deposits	1,967	1,948
Total non-current assets	15,502	15,375
TOTAL ASSETS	$68,013	$60,687

LIABILITIES
CURRENT LIABILITIES:
Lines of credit	$541	$-
Accounts payable	11,149	7,577
Accrued expense	4,459	2,812
Contract liabilities	317	200
Income taxes payable	478	213
Current portion of bank loans payable	229	246
Current portion of operating leases	2,066	2,109
Total current liabilities	19,239	13,157
NON-CURRENT LIABILITIES:
Bank loans payable, net of current portion	147	199
Operating leases, net of current portion	3,168	3,356
Deferred tax liabilities	1	22
Other non-current liabilities	1,009	938
Total non-current liabilities	4,325	4,515
TOTAL LIABILITIES	$23,564	$17,672

EQUITY
TRIO-TECH INTERNATIONAL SHAREHOLDERS’ EQUITY:
Common stock, no par value, with 15,000,000 shares authorized; 10,444,204 and 10,371,192 shares issued as of September 30, 2026 and June 30, 2026, respectively; and 10,431,134 and 10,368,449 shares outstanding as of those dates, respectively.	$25,131	$24,878
Paid-in capital	6,685	6,548
Treasury stock, at cost	(75)	(12)
Accumulated retained earnings	11,678	10,832
Accumulated other comprehensive income-translation adjustments	2,893	2,632
Total Trio-Tech International shareholders’ equity	46,312	44,878
Non-controlling interest	(1,863)	(1,863)
TOTAL EQUITY	$44,449	$43,015
TOTAL LIABILITIES AND EQUITY	$68,013	$60,687

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

UNAUDITED (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

	Three Months Ended
	September 30,	September 30,
	2026	2025
Revenue
Semiconductor Back-end Solutions	$15,894	$11,452
Industrial Electronics	4,045	4,052
Others	10	10
	19,949	15,514

Cost of Sales	15,833	12,929

Gross Margin	4,116	2,585

Operating Expense:
General and administrative	2,489	2,174
Selling	274	271
Research and development	98	94
Loss on disposal of property, plant and equipment	1	-
Total operating expense	2,862	2,539

Income from Operations	1,254	46

Other (Expense) / Income
Interest expense	(9)	(8)
Other (expense) / Income, net	(54)	185
Government grant	5	4
Total other (expense) / income	(58)	181

Income from Continuing Operations before Income Taxes	1,196	227

Income Tax Expense	(350)	(64)

Income from Continuing Operations before Non-controlling Interest, Net of Taxes	846	163

Discontinued Operations
Income from discontinued operations, net of tax	-	2
Net Income	846	165

Less: Net income attributable to non-controlling interest	-	88
Net Income Attributable to Common Shareholders	$846	$77

Amounts Attributable to Common Shareholders:
Income from continuing operations, net of tax	846	76
Income from discontinued operations, net of tax	-	1
Net Income Attributable to Common Shareholders	$846	$77

Basic Earnings per Share:
Basic earnings per share from continuing operations	$0.08	$0.01
Basic earnings per share from discontinued operations	-	-
Basic Earnings per Share from Net Income	$0.08	$0.01

Diluted Earnings per Share:
Diluted earnings per share from continuing operations	$0.07	$0.01
Diluted earnings per share from discontinued operations	-	-
Diluted Earnings per Share from Net Income	$0.07	$0.01

Weighted Average Number of Common Shares Outstanding (1)
Basic	10,381	8,626
Dilutive effect of stock options	1,022	98
Number of Shares Used to Compute Earnings Per Share Diluted	11,403	8,724

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED (IN THOUSANDS)

	Three Months Ended
	September 30,	September 30,
	2026	2025
Comprehensive Income Attributable to Common Shareholders:

Net income	$846	$165
Foreign currency translation, net of tax	261	(70)
Comprehensive Income	1,107	95
Less: comprehensive income attributable to non-controlling interest	-	125
Comprehensive Income / (Loss) Attributable to Common Shareholders	$1,107	$(30)

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

UNAUDITED (IN THOUSANDS)

Three months ended September 30, 2026

						Accumulated
					Accumulated	Other	Non-
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Stock, at cost	Earnings	Income	Interest	Total
		$	$	$	$	$	$	$

Balance at June 30, 2026 (1)	10,371	24,878	6,548	(12)	10,832	2,632	(1,863)	43,015
Stock option expense	-	-	137	-	-	-	-	137
Exercise of stock option	73	253		-	-	-	-	253
Net income	-	-	-	-	846	-	-	846
Treasury stock, at cost	-	-	-	(63)	-	-	-	(63)
Translation adjustment	-	-	-	-	-	261	-	261
Balance at September 30, 2026	10,444	25,131	6,685	(75)	11,678	2,893	(1,863)	44,449

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

Three months ended September 30, 2025

					Accumulated
				Accumulated	Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total
		$	$	$	$	$	$

Balance at June 30, 2025	8,625	13,490	5,979	12,037	2,522	(37)	33,991
Stock option expense	-	-	58	-	-	-	58
Net income	-	-	-	77	-	88	165
Translation adjustment	-	-	-	-	(107)	37	(70)
Balance at September 30, 2025 (1)	8,625	13,490	6,037	12,114	2,415	88	34,144

(1)

On January 5, 2026, the Company effected a two-for-one forward stock split of the Company's issued Common Stock. All share and per-share amounts included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the stock split.

See notes to condensed consolidated financial statements.

TRIO-TECH INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Three Months Ended
	September 30,	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$846	$165
Adjustments to reconcile net income to net cash flows provided by operating activities
Unrealized foreign exchange loss / (gain)	60	(9)
Depreciation and amortization	945	532
Loss on disposal of property, plant and equipment	1	-
Provision / (Reversal) for obsolete inventories, net	18	(53)
Stock compensation	137	58
Bad debt recovery	(3)	-
Allowance for expected credit losses	5	24
Accrued interest expense, net of accrued interest income	8	6
Accrued assurance warranty	6	-
Provision for income taxes	263	-
Deferred tax expense	62	3
Changes in operating assets and liabilities, net of acquisition effects
Trade accounts receivable	(5,369)	(5,080)
Other receivables	(1,337)	(97)
Other assets	(2)	(5)
Inventories	(3,535)	(131)
Prepaid expense and other current assets	(178)	(104)
Accounts payable, accrued expense and contract liabilities	5,316	5,862
Income taxes payable	-	(34)
Other non-current liabilities	71	1
Repayment of operating lease	(609)	(205)
Net Cash (Used in) / Provided by Operating Activities	$(3,295)	$933

Cash Flows from Investing Activities
Withdrawal from unrestricted term deposits, net	-	698
Proceeds from redemption of short-term investment	368	-
Additions to property, plant and equipment	(850)	(46)
Proceeds from disposal of property, plant and equipment	29	-
Net Cash (Used in) / Provided by Investing Activities	$(453)	$652

Cash Flows from Financing Activities
Payment on lines of credit	(3)	(141)
Payment of bank loans	(73)	(66)
Payment of finance leases	-	(12)
Repurchase of common stock	(63)	-
Proceeds from exercising stock options	253	-
Proceeds from lines of credit	544	-
Net Cash Provided by / (Used in) Financing Activities	$658	$(219)

Effect of Changes in Exchange Rate	$236	$(5)

Net (Decrease) / Increase in Cash, Cash Equivalents, and Restricted Cash	(2,854)	1,361
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	24,195	13,641
Cash, Cash Equivalents, and Restricted Cash at End of Period	$21,341	$15,002

Supplementary Information of Cash Flows
Cash paid during the period for:
Interest	$8	$7
Income taxes	$286	$18

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash	18,541	12,262
Restricted Term-Deposits in Current Assets	833	815
Restricted Term-Deposits in Non-Current Assets	1,967	1,925
Total Cash, Cash Equivalents, and Restricted Cash Shown in Statements of Cash Flows	$21,341	$15,002

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $833 and $815 as at September 30, 2026 and 2025, respectively are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,967 and $1,925 as at September 30, 2026 and 2025, respectively are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

* 100% owned by Trio-Tech International Pte. Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are presented in U.S. dollars unless otherwise stated. The accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended June 30, 2026 (“Fiscal 2026”). The Company’s operating results are presented based on the translation of foreign currencies using the respective quarter’s average exchange rate.

The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2027.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2027. Early adoption is permitted for periods in which financial statements have not yet been issued or made ready for issuance. The amendments in this ASU should be applied on a prospective basis. The adoption did not have material impact on our Consolidated Financial Statements or related disclosure.

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

New pronouncements issued but not yet effective until after September 30, 2026, are not expected to have a significant effect on the Company’s condensed consolidated financial statements.

3.	TERM DEPOSITS

	September 30,	June 30,
	2026	2026
	(Unaudited)

Short-term deposits	$4,294	$4,740
Currency translation effect on short-term deposits	1	(446)
Total short-term deposits	$4,295	$4,294
Restricted term deposits - Current	823	830
Currency translation effect on restricted term deposits	10	(11)
Total restricted term deposits - Current	$833	$819
Restricted term deposits – Non-current	1,949	1,961
Currency translation effect on restricted term deposits	18	(13)
Total restricted term deposits - Non-current	$1,967	$1,948
Total term deposits	$7,095	$7,061

Restricted deposits represent the amount of cash pledged to secure loans payable or trade financing granted by financial institutions, serve as collateral for public utility agreements such as electricity and water, and performance bonds related to customs duty payable. Restricted deposits are classified as current and non-current depending on whether they relate to long-term or short-term obligations. Restricted deposits of $833 and $819 as at  September 30, 2026 and  June 30, 2026, respectively are classified as current assets as they relate to short-term trade financing. On the other hand, restricted deposits of $1,967 and $1,948 as at September 30, 2026 and June 30, 2026, respectively are classified as non-current assets as they relate to long-term obligations and will become unrestricted only upon discharge of the obligations.

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

The carrying amount of the Company’s short-term investment was $nil and $368 as of September 30, 2026 and June 30, 2026 respectively. The short-term investment were fully withdrawn during the three months ended September 30, 2026. Refer to Note 24 for the related fair-value information.

5.	TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR EXPECTED CREDIT LOSSES

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

The following table represents the changes in the allowance for expected credit losses:

	September 30,	June 30,
	2026	2026
	(Unaudited)

Beginning	$194	$35
Additions charged to expense	5	201
Recovered	(3)	(7)
Written off	-	(35)
Ending	$196	$194

6.	LOANS RECEIVABLE FROM PROPERTY DEVELOPMENT PROJECTS

The following table presents Trio-Tech (Chongqing) Co. Ltd (“TTCQ”)’s loan receivables from property development projects in China as of September 30, 2026.

	Loan Expiry	Loan Amount	Loan Amount
	Date	(RMB)	(U.S. Dollars)
Short-term loan receivables
JiangHuai (Project – Yu Jin Jiang An)	May 31, 2013	2,000	298
Less: allowance for expected credit losses		(2,000)	(298)
Net loan receivables from property development projects		-	-

The short-term loan receivables amounting to renminbi (“RMB”) 2,000, or approximately $298 arose due to TTCQ entering into a Memorandum Agreement with JiangHuai Property Development Co. Ltd. (“JiangHuai”) to invest in their property development projects (Project - Yu Jin Jiang An) located in Chongqing City, China in the fiscal year ended June 30, 2011 (“Fiscal 2011”). Based on the Company’s financial policy, an allowance for expected credit losses of $298 on the investment in JiangHuai was recorded during the fiscal year ended June 30, 2014 (“Fiscal 2014”). TTCQ did not generate other income from JiangHuai for the three months ended September 30, 2026 and 2025. TTCQ is in the legal process of recovering the outstanding amount of approximately $298.

7.	INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2026	2026
	(Unaudited)

Raw materials	$2,713	$1,573
Work in progress	4,242	1,794
Finished goods	807	883
Less: provision for obsolete inventories	(843)	(821)
Currency translation effect	46	(23)
	$6,965	$3,406

The following table represents the changes in provision for obsolete inventories:

	September 30,	June 30,
	2026	2026
	(Unaudited)

Beginning	$821	$851
Additions charged to expense	18	33
Usage – disposition	-	(58)
Currency translation effect	4	(5)
Ending	$843	$821

8.	INVESTMENT PROPERTIES

The following table presents the Company’s investment in properties in China as of September 30, 2026. The exchange rate is based on the market rate as of September 30, 2026.

	September 30,	June 30,
	2026	2026
	(Unaudited)

Property I – MaoYe Property
Cost	$301	$301
Less: Accumulated depreciation	(268)	(264)
Currency translation effect	(10)	(10)
	$23	$27

	September 30,	June 30,
	2026	2026
	(Unaudited)

Property II – JiangHuai Property
Cost	$137	$137
Less: Accumulated depreciation	(57)	(50)
Currency translation effect	(4)	(1)
	$76	$86

	September 30,	June 30,
	2026	2026
	(Unaudited)

Property III – FuLi Property
Cost	$648	$648
Less: Accumulated depreciation	(418)	(411)
Currency translation effect	(50)	(57)
	$180	$180

Rental Property I – MaoYe Property

MaoYe Property generated a rental income of $5 and $6 during the three months ended September 30, 2026 and 2025, respectively.

A lease agreement was entered into on April 15, 2026 for a period of 2 years at a monthly rate of RMB12, or approximately $2.

Depreciation expense for MaoYe Property was $4 for the three months ended September 30, 2026 and 2025, respectively.

Rental Property II – JiangHuai

JiangHuai Property generated rental income of $4 and $1 for the three months ended September 30, 2026 and 2025, respectively. On January 1, 2025, the Company entered into a three-year lease agreement with a monthly rental payment of RMB2, or approximately $0.3. On September 17, 2025, the Company entered into another one-year lease with a monthly rental of RMB2, or approximately $0.3. Additionally, on October 30, 2025, the Company executed three separate lease agreements with terms of three years each and a monthly rental of RMB2, or approximately $0.3; The Company had commenced collecting rental income from the two of the three leased units. Rental income for the remaining unit has not yet commenced, as the unit is pending completion of utility connections.

Depreciation expense for JiangHuai was $7 and $6 for the three months ended September 30, 2026 and 2025, respectively.

Rental Property III – FuLi

FuLi Property generated a rental income of $4 and $3 for the three months ended September 30, 2026 and 2025, respectively.

A lease agreement was entered into October 10, 2024 for a period of 4 years at a monthly rate of RMB9, or approximately $1. Pursuant to the agreement, monthly rental will increase by 5% after the second year.

Depreciation expense for FuLi was $7 for the three months ended September 30, 2026 and 2025, respectively.

Summary

Total rental income for all investment properties in China was $13 and $10 for the three months ended September 30, 2026 and 2025, respectively.

Depreciation expense for all investment properties in China was $18 and $17 for the three months ended September 30, 2026 and 2025, respectively.

9.	OTHER ASSETS

Other assets consisted of the following:

	September 30,	June 30,
	2026	2026
	(Unaudited)
Deposits for rental and utilities and others	$776	$778
Downpayment for purchase of investment properties*	1,580	1,580
Less: provision for impairment	(1,580)	(1,580)
Currency translation effect	(1)	(4)
Total	$775	$774

*Downpayment for purchase of investment properties included downpayment relating to shop lots in Singapore Themed Resort Project in Chongqing, China. The shop lots are to be delivered to TTCQ upon completion of construction. The initial targeted date of completion was in Fiscal 2017. However, progress has stalled because the developer is currently reorganizing assets and renegotiating with the creditors to complete the project.

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

The Company’s credit rating provides it with ready and adequate access to funds in global markets.

As of September 30, 2026, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit/Revolving term loan	Cost of Funds Rate +1.25%/+1.75%	$4,069	$3,808
Universal (Far East) Pte. Ltd.	Lines of Credit/Revolving term loan	Cost of Funds Rate +1.25%/+1.75%	$1,565	$1,230
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$367	$122

As of June 30, 2026, the Company had certain lines of credit that are collateralized by restricted deposits.

Entity with	Type of	Interest	Credit	Unused
Facility	Facility	Rate	Limitation	Credit
Trio-Tech International Pte. Ltd., Singapore	Lines of Credit/Revolving term loan	Cost of Funds Rate +1.25%/+1.75%	$4,022	$3,768
Universal (Far East) Pte. Ltd.	Lines of Credit/Revolving term loan	Cost of Funds Rate +1.25%/+1.75%	$1,547	$1,509
Trio-Tech Malaysia Sdn. Bhd.	Revolving credit	Cost of Funds Rate +2%	$369	$369

11.	ACCRUED EXPENSE

Accrued expense consisted of the following:

	September 30,	June 30,
	2026	2026
	(Unaudited)

Payroll and related costs	$2,038	$1,581
Commissions	210	135
Travel expense	35	36
Legal and audit	229	388
Sales tax	52	42
Sales rebate	64	41
Utilities	620	102
Warranty	28	23
Accrued purchase	834	152
Provision for reinstatement (ST)	163	163
Other accrued expense	171	63
Currency translation effect	15	86
Total	$4,459	$2,812

12.	ASSURANCE WARRANTY ACCRUAL

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

	September 30,	June 30,
	2026	2026
	(Unaudited)

Beginning	$23	$17
Additions charged to cost and expense	6	17
Utilization	(1)	(11)
Ending	$28	$23

13.	BANK LOANS PAYABLE

Bank loans payable consisted of the following:

	September 30,	June 30,
	2026	2026
	(Unaudited)

Note payable denominated in the Malaysian Ringgit for expansion plans in Malaysia, maturing in July 2028, bearing interest at the bank’s prime rate less 2.00% (4.60% for both September 30, 2026 and June 30, 2026) per annum, with monthly payments of principal plus interest through July 2028, collateralized by the acquired building with a carrying value of $2,294 and $2,401, as at September 30, 2026 and June 30, 2026, respectively.	$321	$365
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through December 2026.	15	30
Financing arrangement at fixed interest rate 3.0% per annum, with monthly payments of principal plus interest through August 2027.	40	50
Total bank loans payable	$376	$445

Current portion of bank loans payable	230	235
Currency translation effect on current portion of bank loans	(1)	11
Current portion of bank loans payable	$229	$246
Long-term portion of bank loans payable	147	184
Currency translation effect on long-term portion of bank loans	-	15
Long-term portion of bank loans payable	$147	$199

Future minimum payments (excluding interest) as at September 30, 2026, were as follows:

Remainder of Fiscal 2027	$177
2028	189
2029	10
Total obligations and commitments	$376

Future minimum payments (excluding interest) as at June 30, 2026, were as follows:

2027	$246
2028	189
2029	10
Total obligations and commitments	$445

The Company's Malaysia operation entered into a financing agreement dated July 22, 2026 with a financial institution, pursuant to which the financial institution agreed to make available a financing facility of RM4,500,000 (approximately US$1,101,884) to the Company's Malaysia operation for the acquisition of equipment. The facility bears interest at 2.8% per annum on amounts drawn down and is repayable over a period of 36 months from the initial closing date. The facility is secured by the equipment financed under the agreement.

The Company's Malaysia operation is entitled to draw down up to RM4,500,000 (approximately US$1,101,884) under the facility. Subsequent to September 30, 2026, the Company's Malaysia operation drew down RM3,022,916 (approximately US$740,201) under the facility. The remaining undrawn amount of RM1,477,084 (approximately US$361,683) will be available until October 2027.

14.	OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following:

	September 30,	June 30,
	2026	2026
Provision for reinstatement	$ 974	$ 905
Other long term liabilities	$ 33	$ 33
Currency translation effect	2	-
	$ 1,009	$ 938

15.	COMMITMENTS AND CONTINGENCIES

The Company has capital commitments for capital expenditures amounting to $2,538 and $281 as of  September 30, 2026 and  June 30, 2026 respectively and related primarily due to the investment of equipment and infrastructure in China to expand, burn-in service capacity for current and anticipated order.

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

16.	BUSINESS SEGMENTS

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a reporting entity, the operating results of which are reviewed regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and to assess performance. Our CODM is our Chief Executive Officer.

Our operating businesses are organized based on the nature of markets. The SBS segment comprises our core semiconductor back-end equipment manufacturing and testing operations that serve the semiconductor industry. Our value-added distribution business, along with our services and equipment manufacturing operations that serve various industries are being reported together in our IE segment. A detailed description of our operating segments as of September 30, 2026 can be found in the overview section of Item 2 of this Quarterly Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Our CODM uses total revenue, gross profit, operating income and total assets in assessing segment performance and deciding how to allocate resources. Segment operating income includes corporate allocations. Segment revenue includes sales of equipment and services by our segments . Total intersegment sales were $24 and $11 in the three months ended September 30, 2026 and 2025, respectively. Certain corporate costs, including those related to legal, information technology, human resources and shared services are allocated to our segments based on their relative revenue, manpower costs and fixed assets investments.

The amounts related to revenue and earnings presented as "Corporate/Others & Unallocated" include the results of an immaterial real estate business that ceased to be reportable segment in Fiscal  2025 and includes certain costs incurred at the corporate-level, including the cost of our stock compensation plans and salaries not allocated to our reportable segments. Assets presented under the Corporate/Others & Unallocated segment consisted primarily of cash and cash equivalents, prepaid expenses and investment properties.

The following segment information is unaudited for the three months ended September 30, 2026, and September 30, 2025:

Business Segment Information:

	Three Months		Gross	Operating
	Ended	Net	Profit /	Income /	Total	Depr. and	Capital
	September 30,	Revenue	(Loss)	(Loss)	Assets	Amort.	Expenditures
Semiconductor Back-end Solutions	2026	$15,894	$3,419	$1,495	$42,943	$865	$850
	2025	$11,452	$1,710	$(80)	$29,712	$455	$38

Industrial Electronics	2026	4,045	706	41	7,682	62	-
	2025	4,052	882	198	7,432	60	8

Others	2026	10	(9)	(282)	17,388	18	-
	2025	10	(7)	(72)	10,234	17	-

Total Company	2026	$19,949	$4,116	$1,254	$68,013	$945	$850
	2025	$15,514	$2,585	$46	$47,378	$532	$46

Management periodically evaluates the ongoing contributions of each of its business segments to its current and future revenue and prospects. As a result, it may divest one or more business segments in the future to enable management to concentrate on segments where it anticipates opportunities for future revenue growth, thereby maximizing shareholder value.

17.	OTHER (EXPENSE) / INCOME

Other (expense) / income consisted of the following:

	Three Months Ended
	September 30,	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Interest income	$77	$61
Other rental income	30	30
Exchange (loss) / gain	(148)	76
Other miscellaneous (expense) / income	(13)	18
Total	$(54)	$185

18.	GOVERNMENT GRANT

	Three Months Ended
	September 30,	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Government grant	$5	$4

In the three months ended September 30, 2026, the Company received government grants amounting to $5 from the Singapore government for local resident recruitment.

In the three months ended September 30, 2025, the Company received government grants amounting to $4, $2 of which was an incentive from the Singapore government for local resident recruitment, and $2 related to capital expenditure subsidy received from the government in China.

19.	INCOME TAX

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

Due to the enactment of the Tax Cuts and Jobs Act, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost. GILTI expense was $nil for both three months ended September 30, 2026 and 2025, respectively.

The Company's income tax expense was $350 and $64 for the three months ended September 30, 2026 and 2025 respectively. Income tax expense increased due to higher chargeable income and withholding taxes. Our effective tax rate (“ETR”) from continuing operations was 29.3% and 28.2% for the three months ended September 30, 2026 and September 30, 2025, respectively.

The Company accrues penalties and interest related to unrecognized tax benefits when necessary, as a component of penalties and interest expense, respectively. The Company had no unrecognized tax benefits or related accrued penalties or interest expense at September 30, 2026 and September 30, 2025, respectively.

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

20.	REVENUE

The Company generates revenue primarily from two segments: Semiconductor Back-end Solutions ("SBS") and Industrial Electronics ("IE"). The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes.  Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring control of a promised product or service to the customer.

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

SBS and IE product sales were $5,516 and $3,926 for the three months ended September 30, 2026, as compared to $2,677 and $3,543 for three months ended September 30, 2025.

Services

The Company renders testing services to manufacturers and purchasers of semiconductors and other entities who either lack testing capabilities or whose in-house screening facilities are insufficient. The Company primarily derives services revenue from burn-in test services, manpower supply and other associated services and also from equipment maintenance. SSP is directly observable from the sales orders. Revenue is allocated to performance obligations satisfied over time depending upon terms of the sales order. Generally, there is no other performance obligation other than what has been stated inside the sales order for each of these sales.

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

SBS and IE service sales were $10,378 and $119 for the three months ended September 30, 2026, as compared to $8,775 and $509 for the three months ended September 30, 2025.

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

The following table is the details of contract balances.

	September 30,	June 30,
	2026	2026
	(Unaudited)

Trade Accounts Receivable	$18,913	$13,546
Contract Liabilities	317	200

Contract Liabilities

Contract liabilities were $317 and $255 as of September 30, 2026 and September 30, 2025, respectively. Revenue recognized during the period that was included in contract liabilities at the beginning of the period was $165 and $77 for the three months ended September 30, 2026 and 2025, respectively.

Remaining Performance Obligation

As of September 30, 2026, the Company had $4,683 of the remaining performance obligations, which represents our obligation to deliver products and services. Given the profile of contract terms, approximately 66.6% of this amount is expected to be recognized as revenue over the next two years, while the remaining amount is expected to be recognized between three and five years. There were no remaining performance obligations as at September 30, 2025.

21.	EARNINGS PER SHARE

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

Options to purchase 1,259,263 shares of Common Stock at exercise prices ranging from $2.25 to $9.74 per share were outstanding as of September 30, 2026. No stock options were excluded in the computation of diluted earnings per share (“EPS”) for the three months ended September 30, 2026, all such options were dilutive.

Options to purchase 1,716,304 shares of Common Stock at exercise prices ranging from $1.87 to $3.88 per share were outstanding as of September 30, 2025. 75,125 stock options were excluded in the computation of EPS for the three months ended September 30, 2025, because they were anti-dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the period presented herein:

	Three Months Ended
	September 30,	September 30,
	2026	2025
	(Unaudited)	(Unaudited)

Income attributable to Trio-Tech International common shareholders from continuing operations, net of tax	$846	$76
Income attributable to Trio-Tech International common shareholders from discontinued operations, net of tax	-	1
Net Income Attributable to Trio-Tech International Common Shareholders	$846	$77

Weighted average number of common shares outstanding - basic	10,381	8,626
Dilutive effect of stock options	1,022	98
Number of shares used to compute earnings per share - diluted	11,403	8,724

Basic earnings per share from continuing operations attributable to Trio-Tech International	$0.08	$0.01
Basic earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Basic Earnings per Share from Net Income Attributable to Trio-Tech International	$0.08	$0.01

Diluted earnings per share from continuing operations attributable to Trio-Tech International	$0.07	$0.01
Diluted earnings per share from discontinued operations attributable to Trio-Tech International	-	-
Diluted Earnings per Share from Net Income Attributable to Trio-Tech International	$0.07	$0.01

22.	STOCK OPTIONS

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

Assumptions

The fair value for the stock options granted to both employees and directors was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming:

●	An expected life varying from 2.50 to 3.25 years, calculated in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 110 for plain vanilla options using the simplified method, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term;
●	A risk-free interest rate varying from 3.59% to 4.40% (2026: 3.15% to 4.59%);
●	No expected dividend payments; and
●	Expected volatility of 46.7% to 75.3% (2026: 73.92% to 121.23%).

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

During the three-month period ended September 30, 2026, there were 21,000 stock options granted and 73,012 stock options were exercised under the 2017 Employee Plan. The Company recognized $59 in stock-based compensation expense during the three months ended September 30, 2026.

During the three-month period ended September 30, 2025, there were 89,000 stock options granted and no stock options were exercised under the 2017 Employee Plan. The Company recognized $58 in stock-based compensation expense during the three months ended September 30, 2025.

As of September 30, 2026, there were vested stock options granted under the 2017 Employee Plan covering a total of 279,583 shares of Common Stock. The weighted-average exercise price was $3.09 and the weighted average remaining contractual term was 2.49 years.

As of September 30, 2025, there were vested stock options granted under the 2017 Employee Plan covering a total of 500,250 shares of Common Stock. The weighted-average exercise price was $2.78 and the weighted average remaining contractual term was 2.31 years.

A summary of option activities under the 2017 Employee Plan during the three months ended September 30, 2026, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2026	549,190	$3.41	2.89	$4,888
Granted	21,000	9.74	-	-
Exercised	(73,012)	3.47	-	-
Forfeited or expired	-		-	-
Outstanding at September 30, 2026	497,178	$3.67	2.97	$1,504
Exercisable at September 30, 2026	279,583	$3.09	2.49	$978

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2026, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2026	267,128	$1.58
Granted	21,000	5.18
Vested	(70,533)	-
Non-vested at September 30, 2026	217,595	$1.95

A summary of option activities under the 2017 Employee Plan during the three months ended September 30, 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2025	684,983	$2.78	2.88	$113
Granted	89,000	2.62	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2025	773,983	$2.76	2.87	$260
Exercisable at September 30, 2025	500,250	$2.78	2.31	$176

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2025, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2025	273,992	$1.29
Granted	89,000	1.09
Vested	(77,617)	-
Non-vested at September 30, 2025	285,375	$1.27

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

During the three-month period ended September 30, 2026, the Company did not grant stock options under the 2017 Directors Plan. There were no stock options exercised during the three months ended September 30, 2026. The Company recognized $78 in stock-based compensation expense during the three months ended September 30, 2026.

During the three-month period ended September 30, 2025, the Company did not grant stock options under the 2017 Directors Plan. There were no stock options exercised and the Company did not recognize any stock-based compensation expense during the three months ended September 30, 2025.

There were 125,000 and nil unvested stock options granted under the 2017 Directors Plan as of September 30, 2026, or September 30, 2025, respectively.

As of September 30, 2026, there were vested stock options granted under the 2017 Directors Plan covering a total of 637,085 shares of Common Stock. The weighted average exercise price $3.44 was and the weighted average remaining contractual term was 2.13 years.

As of September 30, 2025, there were vested stock options granted under the 2017 Directors Plan covering a total of 942,321 shares of Common Stock. The weighted average exercise price was $2.90 and the weighted average remaining contractual term was 2.51 years.

A summary of option activity under the 2017 Directors Plan during the three months ended September 30, 2026, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2026	762,085	$4.01	2.74	$6,334
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2026	762,085	$4.01	2.49	$1,982
Exercisable at September 30, 2026	637,085	$3.44	2.13	$1,982

A summary of the status of the Company’s non-vested employee stock options during the three months ended September 30, 2026, is presented below:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Non-vested at July 1, 2026	150,000	$2.55
Vested	(25,000)	-
Non-vested at September 30, 2026	125,000	$2.55

A summary of option activity under the 2017 Directors Plan during the three months ended September 30, 2025, is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at July 1, 2025	942,321	$2.90	2.80	$136
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2025	942,321	$2.90	2.51	$274
Exercisable at September 30, 2025	942,321	$2.90	2.51	$274

23.	LEASES

Company as Lessor

Operating leases under which the Company is the lessor arise from leasing the Company’s commercial real estate investment property to third parties. Initial lease terms generally range from 12 to 48 months. Depreciation expense for assets subject to operating leases is taken into account primarily on the straight-line method over a period of 20 years in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation expense relating to the property held as investments in operating leases was $18 and $17 for the three months ended September 30, 2026, and September 30, 2025, respectively.

Future minimum rental income in China and Thailand to be received from Fiscal 2027 to the fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancelable operating leases is contractually due as follows as of September 30, 2026:

Remainder of 2027	$136
2028	154
2029	28
$318

Future minimum rental income in China and Thailand to be received from Fiscal 2027 to fiscal year ended June 30, 2029 (“Fiscal 2029”) on non-cancelable operating leases is contractually due as follows as of June 30, 2026:

2027	$169
2028	171
2029	29
$369

Company as Lessee

The Company is the lessee under operating leases for corporate offices and manufacturing and testing facilities with remaining lease terms of one year to five years and finance leases for plant and equipment.

Supplemental balance sheet information related to leases was as follows:

Components of Lease Balances	September 30,	June 30,
	2026	2026
	(Unaudited)
Operating Leases (Corporate Offices, Manufacturing and Testing Facilities)
Operating lease right-of-use assets, Net	$5,250	$5,481

Current portion of operating leases	2,066	2,109
Non-current portion of operating leases, Net	3,168	3,356
Total Operating Lease Liabilities	$5,234	$5,465

	Three Months Ended
	September 30,	September 30,
	2026	2025
	(Unaudited)	(Unaudited)

Lease Cost
Finance lease cost:
Amortization of right-of-use assets	-	20
Total finance lease cost	$-	$20

Operating Lease Costs	$609	$205

Other information related to leases was as follows (in thousands except lease term and discount rate):

	Three Months Ended
	September 30,	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from operating leases	(609)	(205)
Finance cash flows from finance leases	-	(12)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$312	$737

Weighted-Average Remaining Lease Term:
Finance leases	-	0.38
Operating leases	2.92	2.42
Weighted-Average Discount Rate:
Finance leases	-	1.75%
Operating leases	4.67%	4.81%

As of September 30, 2026, the maturity analysis under non-cancelable operating leases were as follows:

Operating
Lease
Liabilities
Fiscal Year
Remainder of Fiscal 2027	$1,798
2028	2,130
2029	783
2030	626
2031	275
2032	3
Total future minimum lease payments	$5,615
Less: amount representing interest	(381)
Present value of net minimum lease payments	$5,234

Presentation on balance sheet
Current	$2,066
Non-Current	$3,168

As of June 30, 2026, the maturity analysis under non-cancelable operating leases were as follows:

Operating
Lease
Liabilities
Fiscal Year
2027	$2,317
2028	2,035
2029	686
2030	582
2031	261
Total future minimum lease payments	$5,881
Less: amount representing interest	(416)
Present value of net minimum lease payments	$5,465

Presentation on balance sheet
Current	$2,109
Non-Current	$3,356

24.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topics 825 and 820, the following presents assets and liabilities measured and carried at fair value and classified by level of fair value measurement hierarchy:

There were no transfers between Levels 1 and 2 during the three months ended September 30, 2026 and year ended June 30, 2026.

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

25.	CONCENTRATION OF CUSTOMERS

The Company had three major customers that accounted for the following revenue and trade account receivables:

	For the Three Months Ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue
- Customer A	25.3%	39.8%
- Customer B	25.2%	3.4%
- Customer C	7.6%	12.4%
Trade Account Receivables
- Customer A	23.3%	39.4%
- Customer B	18.2%	2.1%
- Customer C	11.4%	18.7%

26. STOCK REPURCHASE PROGRAM

On  May 8, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company  may repurchase up to $1 million of its issued and outstanding Common Stock over a period of two years. Any and all share repurchase transactions are subject to market condition and applicable legal requirements.

During the three months ended September 30, 2026, the Company repurchased 10,327 shares of Common Stock for an aggregate purchase price of $63. As of September 30, 2026, $925 remained available under the repurchase authorization.

Subsequent to September 30, 2026, the Company repurchased an additional 112,869 shares for an aggregate purchase price of $633. On Nov 9, 2026, the Company’s Board of Directors approved an increase of $1.0 million to the share repurchase program, bringing the total authorization to $2.0 million. As of November 12, 2026, $1.3 million remained available for repurchases under the program over a period of two years from Nov 9, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Overview

The following should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, the information under the headings “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“Fiscal 2026”).

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

There have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for Fiscal 2026. Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements for additional details. In addition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2026 for a complete description of our critical accounting policies and estimates.

First Quarter Fiscal Year 2027 Highlights

●	Total revenue increased by $4,435, or 28.6%, to $19,949 in the first quarter of Fiscal 2027, compared to $15,514 for the same period in Fiscal 2026.
●	SBS segment revenue increased by $4,442, or 38.8% to $15,894 for the first quarter of Fiscal 2027, compared to $11,452 for the same period in Fiscal 2026.
●	IE segment revenue decreased by $7, or 0.2%, to $4,045 for the first quarter of Fiscal 2027, compared to $4,052 for the same period in Fiscal 2026.
●	The overall gross profit margin increased by 4.0% to 20.6% for the first quarter of Fiscal 2027, from 16.7% for the same period in Fiscal 2026.

●	General and administrative expense increased by $315, or 14.5%, to $2,489 for the first quarter of Fiscal 2027, from $2,174 for the same period in Fiscal 2026.
●	Selling expense increased by $3, or 1.1%, to $274 for the first quarter of Fiscal 2027, from $271 for the same period in Fiscal 2026.
●	Income from operations was $1,254 for the first quarter of Fiscal 2027, reflecting an increase of $1,208 as compared to income from operations of $46 for the same period in Fiscal 2026.
●	Other expense was $54 for the first quarter of Fiscal 2027, a decrease of $239 as compared to other income of $185 for the same period in Fiscal 2026.
●	Income tax expense was $350 in the first quarter of Fiscal 2027, an increase of $286 as compared to $64 for the same period in Fiscal 2026.
●

During the first quarter of Fiscal 2027, income from continuing operations before non-controlling interest, net of tax was $846, as compared to income from continuing operations before non-controlling interest of $163 for the same period in Fiscal 2026.

●	Net income attributable to non-controlling interest for the first quarter of Fiscal 2027 was $nil, as compared to net income of $88 for the same period in Fiscal 2026.
●	Earnings per share for the first quarter of Fiscal 2027 was $0.08, as compared to earnings per share of $0.01 for the same period in Fiscal 2026.
●	Total assets increased by $7,326 to $68,013 as of September 30, 2026, compared to $60,687 as of June 30, 2026.
●	Total liabilities increased by $5,892 to $23,564 as of September 30, 2026, compared to $17,672 as of June 30, 2026.

Results of Operations and Business Outlook

The following table sets forth our revenue components for both three months ended September 30, 2026 and 2025.

Revenue Components	Three Months Ended
	September 30,	September 30,
	2026	2025
	(Unaudited)	(Unaudited)

Semiconductor Back-end Solutions (SBS)	79.6%	73.8%
Industrial Electronics (IE)	20.3%	26.1%
Others	0.1%	0.1%
Total	100.0%	100.0%

Revenue for the three months ended September 30, 2026 was $19,949, representing an increase of $4,435 when compared to revenue of $15,514 for the same period of Fiscal 2026. As a percentage, revenue increased by 28.6% for the three months ended September 30, 2026, when compared to revenue for the same period of Fiscal 2026.

Revenue within our two current segments for the three months ended September 30, 2026, is discussed below.

Semiconductor Back-end Solutions (SBS)

Revenue in the SBS segment as a percentage of total revenue was 79.6% for the three months ended September 30, 2026, an increase of 5.8% of total revenue when compared to 73.8% in the same period of Fiscal 2026. Total SBS revenue increased by $4,442 to $15,894 from $11,452 for the three months ended September 30, 2025.

SBS segment recorded strong revenue growth for three-month period ended September 30, 2026, primarily driven by strong product sales in the Company's Singapore operation. Overall product sales increased by 107%, mainly due to an increase in burn-in board sales of approximately $4,713 or 227%, reflecting continued strong demand from customers supporting an artificial intelligence AI graphics processing unit (“GPU”) platform.

Meanwhile, SBS testing sales increased by approximately 18% as compared to same period of Fiscal 2026. The growth was largely contributed by the Company’s Malaysia operations, reflecting higher customer testing volumes for EV-related semiconductor devices and continued strength in demand from data center and AI-related applications.

The SBS segment reported overall revenue growth, supported by stronger results in key markets. The market remains highly sensitive to global economic shifts and changes in consumer demand, leading to fluctuations in performance. While these developments reflect improving market dynamics, we remain committed to a prudent strategy that balances growth ambitions with effective risk management.

Industrial Electronics (IE)

Revenue in the IE segment as a percentage of total revenue was 20.3% for the three months ended September 30, 2026, representing a decrease of 5.8% when compared to 26.1% in the same period of Fiscal 2026. Total IE revenue decreased by $7 from $4,052 to $4,045 for the three months ended September 30, 2026 as compared to the same period of Fiscal 2026.

Distribution sales decreased by 10%, primarily due to a component shortage that extended supplier lead times and prolonged the order fulfillment period. The Company currently anticipates that supply will remain constrained until latter part of the second quarter of Fiscal 2027. The decrease was partially offset by an increase in sales of aerospace-related products of $614 or 63%.

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

The U.S. tariff regime announced in April 2025 could influence downstream demand variability among our customers. Trade and tariff policy affecting the semiconductor industry has continued to evolve. In January 2026, the U.S. government imposed a Section 232 tariff on certain advanced semiconductor articles, and additional tariffs or trade restrictions affecting semiconductors, semiconductor manufacturing equipment, and related products remain under active consideration by U.S. trade authorities. While we do not have significant direct exposure to these tariffs, secondary effects may arise if our customers adjust their procurement, manufacturing, or sourcing strategies in response to trade policy developments. Based on our observations, certain customers have continued to shift testing activities away from China to alternative geographies, as discussed above in connection with our SBS segment results. The ultimate scope, duration, and impact of these trade measures on macroeconomic and industry-specific demand remain uncertain, and continued trade tensions between the U.S. and China could result in further revenue volatility or declining economic conditions affecting our business. We continue to evaluate capacity adjustments in alignment with observable demand signals while maintaining operational flexibility to adapt to changing market conditions.

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

Earlier in 2026, an armed conflict in the Middle East involving Israel, Iran, and other parties resulted in significant disruption to global oil and natural gas markets, including a period of substantial disruption to shipping through the Strait of Hormuz and damage to regional energy infrastructure. These events led to significant volatility in global energy prices and contributed to broader inflationary pressures across global supply chains during the period. A ceasefire was subsequently reached, though tensions in the region have continued to evolve, including a breakdown of the ceasefire and renewed price volatility after our fiscal year-end. Based on our assessment, the Company has experienced minimal direct impact on its supply chain to date, due to its indirect exposure to the affected region and the geographic diversification of its suppliers and customers. The Company's approach has been to absorb incremental costs where necessary to remain competitive, while passing through a portion of such cost increases to customers, mitigating the impact on our operating results. However, continued or renewed disruption in the region could result in further volatility in energy prices and broader inflationary pressures that may adversely affect our operating costs and those of our customers and suppliers.

Risks and uncertainties related to supply chain challenges, uncertainty regarding tariffs, and inflationary pressures may continue to negatively impact our gross margin and operating results. We continue to closely monitor these developments and their broader impacts, as well as evaluate appropriate actions to mitigate potential business impacts.

Comparison of the Three Months Ended September 30, 2026, and September 30, 2025

The following table sets forth certain consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2026 and 2025 respectively:

	Three Months Ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of sales	79.4%	83.3%
Gross Margin	20.6%	16.7%
Operating expense
General and administrative	12.5%	14.0%
Selling	1.4%	1.7%
Research and development	0.5%	0.6%
Gain on disposal of property, plant and equipment	0.0%	0.0%
Total operating expense	14.4%	16.4%
Income from Operations	6.2%	0.3%

Overall Gross Margin

Overall gross margin as a percentage of revenue increased by 3.9% to 20.6% for the three months ended September 30, 2026, from 16.7% for the same period of Fiscal 2026. Gross profits increased by $1,531 to $4,116 for the three months ended September 30, 2026, from $2,585 for the same period in Fiscal 2026.

Gross profit margin as a percentage of revenue in the SBS segment increased by 6.6% to 21.5% for the three months ended September 30, 2026, as compared to 14.9% for the same period in Fiscal 2026. In absolute dollar amounts, gross profit in the SBS segment for the three months ended September 30, 2026, was $3,419, an increase of $1,709, compared to $1,710 in the same period in Fiscal 2026.

For the three-month period ended September 30, 2026, the increase in gross profit margin of the SBS segment was primarily due to a favorable product mix in product sales. In addition, the Company’s Malaysia operations benefited from a ramp-up in customer testing volumes primarily for automotive related semiconductor devices, which was supported with only a modest increase in resources. This improved capacity utilization and contributed to higher margins. The margin improvement was partially offset by a lower gross profit margin from AI-related testing volume and at the Company’s China subsidiaries, where lower burn-in service revenue resulted in under-absorption of fixed costs.

Gross profit margin as a percentage of revenue in the IE segment decreased by 4.3% to 17.5% for the three months ended September 30, 2026, from 21.8% for the same period in Fiscal 2026. In absolute dollar amounts, gross profit in the IE segment for the three months ended September 30, 2026, was $706, indicating a decrease of $176, compared to $882 in the same period in Fiscal 2026. Gross profit margin declined due to an unfavorable product mix during the quarter, with lower-margin products accounting for a significantly larger proportion of total sales compared to previous periods.

Operating Expense

Operating expense for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
General and administrative	$2,489	$2,174
Selling	274	271
Research and development	98	94
Loss on disposal of property, plant and equipment	1	-
Total	$2,862	$2,539

General and administrative expense increased by $315, or 14.5%, from $2,174 to $2,489 for the three months ended September 30, 2026, compared to the same period in Fiscal 2026. The increase reflected higher personnel-related costs from increased headcount to support the SBS and IE segments and higher incentive compensation associated with improved performance in Singapore, Malaysia and Thailand. Information technology costs increased as a result of higher market prices for IT equipment and software licenses, reflecting broader inflationary pressures. Professional fee also increased to support the expanded scale of business operations. Higher corporate expenses, including stock-based compensation, also contributed to the increase.

Selling expense slightly increased by $3, or 1.1%, from $271 to $274 for the three months ended September 30, 2026, compared to the same period in Fiscal 2026. Selling expense related to business travel and commissionable sales across both the SBS and IE segments.

Income from Operations

Income from operations was $1,254 for the three months ended September 30, 2026, an improvement of $1,208, as compared to an income of $46 from operations for the same period in Fiscal 2026. As discussed above, higher revenues in the SBS segments together with improved margin contributed to higher income from operations during the period.

Interest Expense

Interest expense for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Interest expense	$9	$8

Interest expense was $9 for the three months ended September 30, 2026, an increase of $1, or 12.5%, compared to $8 for the same period of Fiscal 2026. As of September 30, 2026, the Company had an unused line of credit of $5,160 as compared to $5,797 as at September 30, 2025.

Other (Expense) / Income

Other (expense) / income for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Interest income	$77	$61
Other rental income	30	30
Exchange (loss) / gain	(148)	76
Other miscellaneous (expense) / income	(13)	18
Total	$(54)	$185

There was an unfavorable change of $239, from other income of $185 for the three months ended September 30, 2025 to other expense of $54 for the three months ended September 30, 2026. The changes was primarily due to increase in foreign exchange losses.

Our net income is exposed to foreign exchange fluctuations, as certain of our subsidiaries hold monetary assets and liabilities denominated in currencies other than their functional currencies, primarily the U.S. dollar. During the three months ended September 30, 2026, we recorded a foreign exchange loss of $148 compared with a gain of $76 for the same period in 2025, primarily due to the strengthening of the Singapore dollar against the U.S. dollar. The loss comprised a realized loss of $88, arising mainly from the settlement of U.S. dollar-denominated receivables and payables by our Singapore operations, and an unrealized loss of $60, resulting mainly from the remeasurement of net U.S. dollar-denominated monetary assets held by those operations as of September 30, 2026.

Government Grant

	Three Months Ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)

Government grant	$5	$4

In the three months ended September 30, 2026, the Company received government grants of $5, wholly from the Singapore government for local resident recruitment. In comparison, during the same period in Fiscal 2026, the Company received government grants amounting to $4, $2 consisting of an incentive from the Singapore government for local resident recruitment, and $2 related to capital expenditure subsidy received from the government in China.

Income Tax Expense

The Company's income tax expense was $350 and $64 for the three months ended September 30, 2026, and 2025, respectively. The increase was mainly driven by higher chargeable income and withholding taxes.

Non-controlling Interest

As of September 30, 2026, we held a 55% interest in SHI International Pte. Ltd. and 76% interest in Prestal Enterprise Sdn. Bhd. No net income or loss was attributable to non-controlling interest for the three months ended September 30, 2026, compared to net income attributable to non-controlling interest of $88 for the same period in Fiscal 2026. The non-controlling interests in Fiscal 2026 mainly related to the minority shareholders’ interest in Trio-Tech (Malaysia) Sdn. Bhd. (“TTM”). The Company acquired the remaining non-controlling interest in TTM in December 2025, following which TTM became a wholly owned subsidiary.

Net Income Attributable to Trio-Tech International Common Shareholders

Net income attributable to the Company’s common shareholders was $846 for the three months ended September 30, 2026, compared to a net income of $77 for the same period in Fiscal 2026.

Earnings per Share

Basic earnings per share from continuing operations were $0.08 for three months ended September 30, 2026 as compared to basic earnings per share of $0.01 for the same period in Fiscal 2026. Basic earnings per share from discontinued operations were $nil for three months ended September 30, 2026 and September 30, 2025 respectively.

Diluted earnings per share from continuing operations were $0.07 for three months ended September 30, 2026 as compared to diluted earnings per share of $0.01 for the same period in Fiscal 2026. Diluted earnings per share from discontinued operations were $nil for three months ended September 30, 2026 and September 30, 2025.

Segment Information

The revenue, gross margin, and income from operations for each segment during the first quarter of Fiscal 2027 and Fiscal 2026 are presented below. As the revenue and gross margin for each segment were discussed in the previous section, only the comparison of income from operations is discussed below.

Semiconductor Back-end Solutions (SBS)

The revenue, gross margin and income / (loss) from operations for the SBS segment for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	$15,894	$11,452
Gross margin	21.5%	14.9%
Income / (Loss) from operations	$1,495	$(80)

Income from operations from the SBS segment was $1,495 compared to loss from operations of $80 in the same period in Fiscal 2026. The increase was primarily attributable to the higher gross profit generated from increased revenue, primarily driven by factors discussed above. Operating expense increased from $1,790 for the three months ended September 30, 2025 to $1,924 for the three months ended September 30, 2026 mainly attributable to an increase in personnel-related costs from increased headcount to support the operation, and higher incentive compensation associated with improved performance in Singapore, Malaysia and Thailand. Information technology costs also increased as a result of higher market prices for IT equipment and software licenses, reflecting broader inflationary pressures.

Industrial Electronics (IE)

The revenue, gross margin, and income from operations for the IE segment for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	$4,045	$4,052
Gross margin	17.5%	21.8%
Income from operations	$41	$198

Income from operations for IE segment for the three months ended September 30, 2026 was $41, compared to $198 in the same period in Fiscal 2026. The decrease was mainly attributable to lower gross profit margin in the IE segment, as discussed above. Operating expense decreased to $665 for the three months ended September 30, 2026 from $684 for the same period in Fiscal 2026.

Financial Condition

Total assets increased by $7,326 or 12%, to $68,013 as of September 30, 2026 from $60,687 as of June 30, 2026, primarily driven by increase in trade accounts receivable and other receivables, inventories and prepaid expense, partially offset by decreased cash and cash equivalent.

Trade accounts receivable increased by $5,367 or 40% to $18,913 as of September 30, 2026 from $13,546 as of June 30, 2026. The increase was primarily attributable to higher revenue across both business segments, driven mainly by the Company’s operations in Singapore and Malaysia. The number of days’ sales outstanding in trade receivables for the Company’s increased in current quarter to 86 days from 69 days at June 30, 2026.

Other receivables increased by $1,337 or 127% to $2,393 as of September 30, 2026, from $1,056 as of June 30, 2026. The increase was primarily due to higher receivables from rebillable project expenses pending collection from a customer in our Malaysia operations, as well as import tax refunds receivable in our Singapore operations as of the end of the quarter.

Inventories increased by $3,559 or 104% to $6,965 as of September 30, 2026, from $3,406 as of June 30, 2026. The increase was primarily attributable to higher backlog in the Company’s Singapore operations, which required the company to purchase additional inventory to support the fulfillment of outstanding customer orders.

Prepaid expenses increased by $176, or 45%, to $571 as of September 30, 2026, from $395 as of June 30, 2026. The increase was primarily attributable to advance payments made during the quarter for the renewal of insurance policies and accounting software subscriptions.

Investment properties’ net in China was $279 at September 30, 2026 and $293 at June 30, 2026. The decrease was primarily driven by the depreciation expense for the quarter and the effect of foreign currency translation.

Property, plant and equipment increased from $6,598 at June 30, 2026, to $7,035 at September 30, 2026, mainly due to the acquisition of machinery and equipment by the Company’s operations in Malaysia and China, partially offset by depreciation expense for the quarter.

Accounts payable increased by $3,572 to $11,149 at September 30, 2026, compared to $7,577 at June 30, 2026. The increase was consistent with revenue growth in our Malaysia and Singapore operations and reflected higher procurement activity to support expanding business operations.

Contract liabilities increased by $117 to $317 at September 30, 2026 as compared to $200 at June 30, 2026. The increase in contract liabilities was primarily attributable to higher customer deposits received by the Company’s Singapore operations.

Bank loans payable decreased by $69 to $376 as of September 30, 2026, as compared to $445 as of June 30, 2026. The decrease was primarily attributable to scheduled repayments of borrowings, partially offset by the effect of foreign currency translation, with no new borrowings drawn during the quarter.

Operating lease right-of-use assets decreased from $5,481 as of June 30, 2026 to $5,250 as of September 30, 2026, while operating lease liabilities decreased from $5,465 to $5,234 over the same period. Both balances decreased by $231, primarily due to depreciation of the ROU assets and lease payments made during the quarter and partially offset by the commencement of new lease arrangements and the renewal of an existing lease in the Company's Singapore operations.

Liquidity Comparison

Net cash used in operating activities was $3,295 for the three months ended September 30, 2026, compared to net cash provided by operating activities of $933 for the same period in Fiscal 2026, a change of $4,228. The change was primarily attributable to an increase in inventory of $3,535 and an increase in other receivables, reflecting higher business activity to support the Company’s strong order backlog. The increase in other receivables included rebillable project costs and import tax claims, which the Company anticipates recovering in the coming quarters. These were partially offset by higher net income for the period and higher depreciation of property, plant and equipment, a non-cash expense, resulting from the expansion of capacity for the Company’s burn-in services.

Net cash used in investing activities was $453 for the three months ended September 30, 2026, compared to net cash provided by investing activities of $652 for the same period in Fiscal 2026, a change of $1,105. The change was primarily driven by a $804 increase in capital expenditures, as the Company continued to expand capacity to support its order backlog and anticipated growth. The prior-year period also included net withdrawals of unrestricted term deposits of $698 upon maturity, which did not recur in the current period.

Net cash provided by financing activities was $658 for the three months ended September 30, 2026, compared to net cash used in financing activities of $219 during the three months ended September 30, 2025, resulting in a change of $877. The net inflow was mainly attributable to proceeds of $544 from lines of credit and $253 from the exercise of stock options, partially offset by $63 used for repurchase of the Company's common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TRIO-TECH INTERNATIONAL

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.       RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

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

TRIO-TECH INTERNATIONAL
By:	/s/ Srinivasan Anitha SRINIVASAN ANITHA Chief Financial Officer (Principal Financial Officer) Dated: November 12, 2026